Form 10QSB
period 1999-04-30
EXPLORE TECHNOLOGIES INC
filed 1999-07-13
CIK 1009919

<Page 1>


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended April 30, 1999

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period from _________	to __________

		Commission File Number          0-25553
                                   --------------------------

                    EXPLORE TECHNOLOGIES, INC.
                    --------------------------
 (Exact name of Small Business Issuer as specified in its charter)

	Nevada			    			88-0419476
------------------------------------            ----------
(State or other jurisdiction of			(IRS Employer
incorporation or organization )		 	Identification No.)

Suite 505, 1155 Robson Street
Vancouver, British Columbia, Canada             V6E 1B5
------------------------------------            -------
(Address of principal executive offices)		(Zip Code)

Issuer's telephone number, including area code: 604-689-1659
                                                ------------

                            None
  ----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days [  ] Yes	[X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
6,050,000 Shares of $.001par value Class A Common Stock outstanding as of April 30, 1999.

<Page 2>


                        PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that can be expected for the year ending January 31, 2000.


<Page 3>

                      EXPLORE TECHNOLOGIES, INC.
                   (An Exploration Stage Company)

                           BALANCE SHEET

                           APRIL 30, 1999
                            (Unaudited)
                     (Stated in U.S. Dollars)




-----------------------------------------------------------------

ASSETS

Current
  Cash                                                 $   46,229

  Mineral property (Note 4)                                 1,000
                                                       ----------
                                                       $   47,229
=================================================================

LIABILITIES

Current
  Accounts payable                                     $      500
                                                       ----------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    25,000,000 Common shares, par value $0.001 per share

  Issued and outstanding:
    6,050,000 Common shares                                 6,050

  Additional paid in capital                               58,950

Deficit Accumulated During The Exploration Stage          (18,271)
                                                       ----------
                                                           46,729
                                                       ----------
                                                       $   47,229
=================================================================

                      See Accompanying Notes

<Page 4>

                     EXPLORE TECHNOLOGIES, INC.
                   (An Exploration Stage Company)

                    STATEMENT OF LOSS AND DEFICIT
                            (Unaudited)
                      (Stated in U.S. Dollars)

-----------------------------------------------------------------

                                        For The      Inception
                                         Three      December 18,
                                         Months
                                         Ended          1998
                                        April 30    To April 30
                                         1999           1999
-----------------------------------------------------------------

Expenses
  Bank charges                          $    152      $    166
  Office and sundry                          241           395
  Office facilities and services           2,250         3,000
  Professional fees                        8,227        14,710
                                        -------------------------
Net Loss For The Period                  (10,870)     $(18,271)
                                                      ===========

Deficit Accumulated During The
  Exploration Stage, Beginning Of Period  (7,401)
                                        ---------
Deficit Accumulated During The
  Exploration Stage, End Of Period      $(18,271)
                                        =========

Net Loss Per Share                        ($0.01)
                                        =========

Weighted Average Number of
  Shares Outstanding                    6,050,000
                                        =========

                      See Accompanying Note

<Page 5>

                    EXPLORE TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)
                    (Stated in U.S. Dollars)


-----------------------------------------------------------------

                                        For The      Inception
                                         Three      December 18,
                                         Months
                                         Ended          1998
                                        April 30    To April 30
                                         1999           1999
-----------------------------------------------------------------


Cash Flow From Operating Activities
  Net loss for the period               $(10,870)     $(18,271)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
  Change in accounts payable              (3,071)          500
                                        -------------------------
                                         (13,941)      (17,771)
                                        -------------------------

Cash Flow From Investing Activities
  Mineral property                           -          (1,000)
                                        -------------------------

Cash Flow From Financing Activities
  Share capital issued                       -          65,000
                                        -------------------------
Increase (Decrease) In Cash               (13,941)      46,229

Cash, Beginning Of Period                  60,170          -
                                        -------------------------
Cash, End Of Period                     $ 46,229      $ 46,229
=================================================================

                      See Accompanying Notes

<Page 6>

                     EXPLORE TECHNOLOGIES, INC.
                   (An Exploration Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY

                           APRIL 30, 1999
                            (Unaudited)
                      (Stated in U.S. Dollars)

               Common Stock
               --------------------------------
                                   Additional
                                   Paid-in
               Shares      Amount  Capital       Deficit   Total
               ----------------------------------------------------
Shares issued
for cash
@ $0.01        6,000,000 $  6,000  $  54,000    $    -    $ 60,000

Shares issued
for cash
@ $0.10           50,000       50      4,950         -       5,000

Net loss
for the
period              -         -          -        (7,401)   (7,401)
               ----------------------------------------------------

Balance,
January 31,
1999           6,050,000    6,050     58,950      (7,401)   57,599

Net loss
for the
period              -         -          -       (10,870)  (10,870)

Balance,       ----------------------------------------------------
April 30,
1999           6,050,000 $  6,050  $  58,950    $(18,271) $ 46,729
               ====================================================


                      See Accompanying Notes

<Page 7>

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                          APRIL 30, 1999
                           (Unaudited)
                     (Stated in U.S. Dollars)


1.	BASIS OF PRESENTATION

	The unaudited financial statements as of April 30, 1999 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
It is suggested that these financial statements be read in conjunction with the January 31, 1999 audited consolidated financial statements and notes thereto.


2.	NATURE OF OPERATIONS

a) Organization

 The Company was incorporated in the State of Nevada, U.S.A. on December 18, 1998.

b) Exploration Stage Activities

The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

The recoverability of amounts shown as mineral property and related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

<Page 8>

                     EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                         April 30, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Mineral Property and Related Deferred Exploration Expenditures

 The Company defers all direct exploration expenditures on mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable accumulated deferred exploration expenditures will be written off. To date none of the Company's properties have reached commercial production.

 At least annually, the net deferred cost of each mineral property is compared to management's estimation of the net realizable value, and a write-down is recorded if the net realizable value is less than the cumulative net deferred costs.

b) Income Taxes

 The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

c) Financial Instruments

 The Company's financial instruments consist of cash and accounts payable.

 Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

d) Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain

<Page 9>

convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


4.	MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand
Springs, Nevada property for the following consideration:

--  cash payment of U.S. $1,000;

-- exploration expenditures totaling U.S. $150,000 by December 31, 2001, U.S. $10,000 of which must be expended by December 31, 1999.

Consideration paid to date	$ 1,000
                              =======

5.	UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year
2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

<Page 10>


Item 2.	 Management's Discussion and Analysis or Plan of
Operations

The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties.
The Company has an interest in certain properties located in Nevada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.

The Company has raised sufficient funds from prior offerings of its securities, as set forth in Item 4 of Part II of the Company's Second Amended Form 10-SB Registration Statement, to proceed with Phase One of its exploration program (also as described therein). The Company will assess whether to proceed with Phase Two of the exploration program (as described in the Second Amended Form
10-SB Registration Statement) upon completion of Phase One and an evaluation of the results of the Phase One program. It is anticipated that Phase One will be completed by October 31, 1999. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the
Securities Act of 1933.   The Company thus expects that it will be
able to operate with its present cash reserves through April, 2000 (assuming it does not go to Phase Two before this time).

Since its inception on December 18, 1998, the Company has not performed any research and development or expended any moneys in this regard. Miranda Industries Inc., the vendor of the property, has completed the geological exploration program on the Miranda Property, as discussed in the Company's filed Second Amended Form 10-SB.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risks and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*  Fluctuations in the market prices of gold
*  General domestic and international economic and political
Conditions
* Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
* Difficulties associated with managing complex operations in remote areas
*  Unanticipated milling and other processing problems
*  The speculative nature of mineral exploration
*  Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment

<Page 11>

* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*  Labor relations
*  Accidents
*  Unusual weather or operating conditions
*  Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.



                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

	None

Item 2.   Changes in Securities

	None
Item 3.   Defaults upon Senior Securities

	None

Item 4.   Submission of Matters to a Vote of Security Holders

	None

Item 5.   Other Information

	None

Item 6.   Exhibits and Reports on Form 8-K.

   (a) None

   (b) Reports on Form 8-K -- None

<Page 12>

                             SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES, INC.

Date:	July 8, 1999


By:	\s\ Peter Bell
      -------------------------------
      PETER BELL, Director, President
      Chief Executive Officer




