Form 10QSB
period 1999-07-31
EXPLORE TECHNOLOGIES INC
filed 1999-09-20
CIK 1009919

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of
      the Securities Exchange Act of 1934

	For the quarterly period ended July 31, 1999

[   ]	Transition Report pursuant to 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the transition period May 1, 1999 to July 31, 1999
                                -----------    -------------
		Commission File Number		0-25553
                                   -------------------

                     EXPLORE TECHNOLOGIES INC.
----------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

	Nevada					     88-0419476
-------------------------------                -------------------
(State or other jurisdiction of 		     (IRS Employer
incorporation or organization)                 Identification No.)



Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada		     V6E 1B5
-----------------------------------            -------------------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number,including area code: 604-689-1659
                                               ------------



					None
       ----------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[   ] Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
6,050,000 Shares of $.001 par value Class A Common Stock outstanding as of July 31, 1999.

                PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 1999 are not necessarily indicative of the results that can be expected for the year ending January 31, 2000..

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                       FINANCIAL STATEMENTS


                           JULY 31, 1999
                            (Unaudited)
                      (Stated in U.S. Dollars)

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                           BALANCE SHEET

                           JULY 31, 1999
                            (Unaudited)
                      (Stated in U.S. Dollars)

-------------------------------------------------------------------

ASSETS

Current
   Cash                                                  $   33,507
   Prepaid expense                                              750
                                                         ----------
                                                             34,257

Mineral property (Note 4)                                     1,000
                                                         ----------

                                                         $   35,257
===================================================================

LIABILITIES

Current
   Accounts payable                                      $    3,544
                                                         ----------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     25,000,000 Common shares,
       par value $0.001 per share

   Issued and outstanding:
     6,050,000 Common shares                                  6,050

Additional paid in capital                                   58,950

Deficit Accumulated During The Exploration Stage            (33,287)
                                                         ----------
                                                             31,713
                                                         ----------
                                                         $   35,257
===================================================================

                   EXPLORE TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                 STATEMENT OF LOSS AND DEFICIT
                          (Unaudited)
                   (Stated in U.S. Dollars)

-------------------------------------------------------------------
                                            For The       Inception
                                         Six Months     December 18,
                                              Ended            1998
                                            July 31      To July 31
                                               1999            1999
-------------------------------------------------------------------

Expenses
   Bank charges                          $      184      $      198
   Office and sundry                            334             488
   Office facilities and services             4,500            5250
   Professional fees                         19,730          26,213
   Property maintenance fees                  1,138           1,138
                                         --------------------------
Net Loss For The Period                     (25,886)     $  (33,287)
                                                         ==========

Deficit Accumulated During The
Exploration Stage, Beginning Of Period       (7,401)
                                         ----------

Deficit Accumulated During The
Exploration Stage, End Of Period         $  (33,287)
                                         ==========

Net Loss Per Share                           ($0.01)
                                             ======

Weighted Average Number of Shares
Outstanding                               6,050,000
                                          =========

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)
                    (Stated in U.S. Dollars)


-------------------------------------------------------------------
                                            For The       Inception
                                         Six Months     December 18,
                                              Ended            1998
                                            July 31      To July 31
                                               1999            1999
-------------------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period               $  (25,886)    $   (33,287)

Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
   Change in prepaid expense                   (750)           (750)
   Change in accounts payable                   (27)           3544
                                         --------------------------
                                            (26,663)        (30,493)
                                         ==========================

Cash Flow From Investing Activities
   Mineral property                               -          (1,000)
                                         --------------------------

Cash Flow From Financing Activities
   Share capital issued                           -          65,000
                                         --------------------------

Increase (Decrease) In Cash                 (26,663)         33,507

Cash, Beginning Of Period                    60,170               -
                                         --------------------------

Cash, End Of Period                      $   33,507      $   33,507
===================================================================

                    EXPLORE TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY

                          JULY 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


                               Common Stock
                         -------------------------
                                        Additional
                                           Paid-in
                         Shares  Amount    Capital  Deficit   Total
                      ---------------------------------------------

Shares issued for cash
@ $0.01               6,000,000  $6,000   $ 54,000 $      - $60,000

Shares issued for
cash @ $0.10             50,000      50      4,950        -   5,000

Net loss for the
Period                        -       -          -   (7,401) (7,401)
                      ---------------------------------------------

Balance, January
31, 1999              6,050,000   6,050     58,950   (7,401) 57,599

Net loss for the
period                        -       -          -  (25,886)(25,886)
                      ---------------------------------------------

Balance, July 31,
1999                  6,050,000  $6,050   $ 58,950 $(33,287)$31,713
                      =============================================

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                           JULY 31, 1999
                            (Unaudited)
                     (Stated in U.S. Dollars)


1.	BASIS OF PRESENTATION

	The unaudited financial statements as of July 31, 1999 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 1999 audited financial statements and notes thereto.

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

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         JULY 31, 1999
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

                    EXPLORE TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                          JULY 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


4.	MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property for the following consideration:

-     cash payment of U.S. $1,000;
- exploration expenditures totalling U.S. $150,000 by December 31, 2001, U.S. $10,000 of which must be expended by December 31, 1999.

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

The Company has raised sufficient funds from prior offerings of its securities, as set forth in Item 4 of Part II of the Company's Seconded Amended Form 10-SB Registration Statement, to proceed with Phase One of its exploration program (also as described therein). The Company will assess whether to proceed with Phase Two of the exploration program (as described in the First Amended Form 10-SB Registration Statement) upon completion of Phase One and an evaluation of the results of the Phase One program. During the month of August, 1999 Phase One of the program commenced and was completed. Results of this program will be released as soon as they become available. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the Securities Act of 1933. The Company thus expects that it will be able to operate with its present cash reserves through April, 2000 (assuming it does not go to Phase Two before this time).

Since its inception on December 18, 1998, the Company has not performed any research and development or expended any moneys in this regard. Miranda Industries Inc., the vendor of the property, has completed the geologist exploration program on the Miranda Property, as discussed in the Company's filed Second Amended Form 10-SB.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

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

* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labor relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information
	None

Item 6. Exhibits and Reports on Form 8-K.

(a) 	None
(b) 	Reports on Form 8-K--None

                         SIGNAUTURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES INC.



Date: September 15, 1999


            \s\ Peter Bell
By:         -------------------------------
            PETER BELL, Director, President
            Chief Executive Officer