Form 10QSB
period 1999-10-31
EXPLORE TECHNOLOGIES INC
filed 1999-12-14
CIK 1009919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 1999

     [  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
            Act of 1934

              For the transition period          to
                                        --------    ----------

                       Commission File Number          0-25553
                                                       -------

                            EXPLORE TECHNOLOGIES INC.
                       -----------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     Nevada                                            88-0419476
-------------------------------                        -------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                         Identification No.)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                    V6E 1B5
----------------------------------------               ----------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        604-689-1659
                                                       -------------------------


                         None
                         ----
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [  X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,050,000 Shares of $.001 par value Class A Common Stock outstanding as of October 31, 1999.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 1999 are not necessarily indicative of the results that can be expected for the year ending January 31, 2000.

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS


                                OCTOBER 31, 1999
                                   (Unaudited)
                             (Stated in U.S. Dollars)

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                OCTOBER 31, 1999
                                   (Unaudited)
                             (Stated in U.S. Dollars)
-------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                        $     15,287
   Prepaid expense                                                      750
                                                              --------------
                                                                     16,037

   Mineral property (Note  4)                                         1,000
                                                              --------------
                                                               $     17,037
=============================================================================

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     25,000,000 Common shares, par value $0.001 per share

   Issued and outstanding:
     6,050,000 Common shares                                   $     6,050

Additional paid in capital                                          58,950

Deficit Accumulated During The Exploration Stage                   (47,963)
                                                              -------------
                                                                    17,037
                                                              -------------
                                                              $     17,037
=============================================================================

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                      FOR THE        INCEPTION
                                                    NINE MONTHS     DECEMBER 18
                                                       ENDED            1998
                                                     OCTOBER 31   TO OCTOBER 31
                                                       1999             1999
-------------------------------------------------------------------------------

Expenses
   Bank charges                                      $     229     $     243
     Office and sundry                                     480           634
     Office facilities and services                      6,750         7,500
     Professional fees                                  21,902        28,385
     Mineral property maintenance and
      exploration expenditures                          11,201        11,201
                                                    ---------------------------
Net Loss For The Period                                (40,562)    $ (47,963)

Deficit Accumulated During The Exploration Stage,
     Beginning Of Period                                (7,401)
                                                    ------------
Deficit Accumulated During The Exploration Stage,
     End Of Period                                   $ (47,963)
                                                    ============
Net Loss Per Share                                      ($0.01)
                                                     ===========
Weighted Average Number of Shares Outstanding         6,050,000
                                                     ===========

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                      FOR THE        INCEPTION
                                                    NINE MONTHS     DECEMBER 18
                                                       ENDED            1998
                                                     OCTOBER 31   TO OCTOBER 31
                                                       1999             1999
-------------------------------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period                           $ (40,562)    $ (47,963)

Adjustments To Reconcile Net Loss To Net Cash Used
   By Operating Activities
     Change in prepaid expense                            (750)         (750)
     Change in accounts payable                         (3,571)          -
                                                    ---------------------------
                                                       (44,883)      (48,713)
                                                    ---------------------------
Cash Flow From Investing Activities
     Mineral property                                      -          (1,000)
                                                    ---------------------------
Cash Flow From Financing Activities
     Share capital issued                                  -          65,000
                                                    ---------------------------

Increase (Decrease) In Cash                            (44,883)       15,287

Cash, Beginning Of Period                               60,170           -
                                                    ---------------------------
Cash, End Of Period                                  $  15,287     $  15,287
===============================================================================

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                OCTOBER 31, 1999
                                   (Unaudited)
                             (Stated in U.S. Dollars)


                                      Common Stock
                          ----------------------------------
                                                 Additional
                                                  Paid-in
                             Shares     Amount    Capital     Deficit     Total
                          ------------------------------------------------------

Shares issued for cash
   @ $0.01                 6,000,000   $ 6,000   $ 54,000   $     -    $ 60,000

Shares issued for cash
   @ $0.10                    50,000        50      4,950         -       5,000

Net loss for the period          -         -          -       (7,401)    (7,401)
                          ------------------------------------------------------
Balance, January 31, 1999  6,050,000     6,050     58,950     (7,401)    57,599

Net loss for the period          -         -          -      (40,562)   (40,562)
                          ------------------------------------------------------
Balance, October 31, 1999  6,050,000   $ 6,050   $ 58,950   $(47,963)  $(17,037)
                          ======================================================

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 1999
                                   (Unaudited)
                             (Stated in U.S. Dollars)


1.     BASIS OF PRESENTATION

     The unaudited financial statements as of October 31, 1999 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 1999 audited financial statements and notes thereto.


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

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 1999
                                   (Unaudited)
                             (Stated in U.S. Dollars)

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

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 1999
                                   (Unaudited)
                             (Stated in U.S. Dollars)


4.     MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property for the following consideration:

-     cash payment of U.S. $1,000;
- exploration expenditures totalling U.S. $150,000 by December 31, 2001, U.S. $10,000 of which must be expended by December 31, 1999.

Consideration paid to date                   $  1,000
                                             ========



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

The Company contracted independent geophysicist Zonge Geosciences to perform a Gradient IP/Resistivity (GIP/R) survey on the Sand Springs project in Churchill County, Nevada. Just over seven miles of coverage was completed. This geophysical method measures delayed voltage response in earth materials. The results identify materials that indirectly may be associated with precious metal mineralization. This survey also helps in mapping rock types and geologic structures. The results of the survey validated interpreted fault zones and mapped/projected country rock on the property. The results will allow for more confident drill hole placement during drill program planning since the survey also helped in the interpretation of the geology in areas buried by recent alluvial cover.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-     Fluctuations  in  the  market  prices  of  gold
-     General  domestic  and  international  economic  and  political conditions
- Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
-     Difficulties  associated  with managing complex operations in remote areas

-     Unanticipated milling and other processing problems
-     The speculative nature of mineral exploration
-     Environmental risks
- Changes in laws and government regulations, including those relating to taxes and the environment
- The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
- Fluctuations in interest rates and other adverse financial market conditions
-     Other unanticipated difficulties in obtaining necessary financing
- The failure of equipment or processes to operate in accordance with specifications or expectations
-     Labor relations
-     Accidents
-     Unusual weather or operating conditions
-     Force majeure events
- Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

(a)     None
(b)     Reports on Form 8-K-None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES INC.



Date: December 10, 1999
      -----------



By:       -------------------------------
          PETER BELL, Director, President
          Chief Executive Officer