Form 10KSB
period 2000-01-31
EXPLORE TECHNOLOGIES INC
filed 2000-05-12
CIK 1009919

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   FORM 10-KSB

 [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended     January 31, 2000
                                                ----------------

 [] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------  ----------------

                  Commission file number     0-25553
                                             --------------------------------


                           EXPLORE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


NEVADA                                        88-0419476
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)

Suite 505 -1155 Robson St., Vancouver, B.C. V6E 1B5
(Address of Principal Executive Offices, Including Postal Code)

(604) 689-1659
(Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Exchange on Which Registered
     -------------------               ------------------------------------
          None                                    None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock
---------------------------------------------------------
           (Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

--------------------------------------------------------------------

State issuers revenues for its most recent fiscal year.   Nil
                                                      --------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     $ 12,718,750.00
--------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     6,050,000
-----------------------------------------

                               EXPLORE TECHNOLOGIES,INC.
                                     FORM 10 -KSB
                                   TABLE OF CONTENTS



Item 1.      DESCRIPTION OF BUSINESS                                           4

Item 2.      DESCRIPTION OF PROPERTY                                           7

Item 3.      LEGAL PROCEEDINGS                                                 7

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7

Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          7

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         8

Item 7.      FINANCIAL STATEMENTS                                             10

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.                                            19

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                19

Item 10.      EXECUTIVE COMPENSATION                                          21

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                  21

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  22

Item 13.      EXHIBITS, AND REPORTS ON FORM 8-K.                              23

Item 1.          DESCRIPTION OF BUSINESS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Explore Technologies, Inc. a company organized under the laws of Nevada (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company's exploration and development operations on its properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property write-downs as hereinafter defined; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company's projects; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

General Information

The Company was formerly an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company had an interest in the properties described below under the heading "Mineral Property Option Agreement", designated below as the "Miranda Property". The Company had intended to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possessed commercially developable quantities of gold and other precious minerals. The Company's board of directors determined that further exploration of the Miranda Property is not commercially viable at present and decided on April 25, 2000 to abandon its interest in the Miranda Property.

The Company is presently in negotiations with Cashsurfers, Inc. ("Cashsurfers") for the acquisition of an Internet based technology business known as "Cashsurfers.com" (the "Cashsurfer.com Business"). At present there is no assurance that the Company will enter into any definitive merger agreement for
this acquisition.   If the Company does enter into a definitive agreement, there is no assurance that the acquisition will be completed. In addition, it is anticipated that any acquisition will be conditional upon the Company achieving additional equity financing. The Company does not have any present arrangements for additional equity financing and there is no assurance that additional equity financing could be obtained.

Mineral Property Option Agreement

By an agreement made as of December 22, 1998, 1999 between the Company and Miranda Industries Inc. of Suite 505 - 1155 Robson Street, Vancouver, British Columbia ("Miranda"), the Company acquired from Miranda the option (the "Option") to acquire a 50% interest in certain mineral claims situated in the State of Nevada (the "Miranda Property"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option was exercisable by the Company incurring the following property exploration expenditures on the Miranda Property:

1. initial exploration expenditures in the amount of $10,000 US by December 31, 1999; and

2. cumulative exploration expenditures in the amount of $150,000 US by December 31, 2001.

In addition, until the Company had secured a 50% interest in the Miranda Property, the Company was obligated to cover all property acquisition costs due under the Underlying Agreement, as discussed below.

The Company's Option was subject to an Underlying Agreement dated the 20th day of November, 1997 (the "Underlying Agreement") between Miranda and Larry McIntosh of P.O. Box 1388, Gardnerville, Nevada ("McIntosh") whereby Miranda acquired an undivided 100% right, title and interest in the Miranda Property from McIntosh (the "Underlying Agreement") by staking the mining claims comprising the Miranda Property, and making the following payments to McIntosh, totalling $138,500 by the dates indicated below:

1.     $2,500 by November 20, 1998;
2.     $2,500 by November 20, 1999;
3.     $4,500 by May 20, 2000;
4.     $9,000 by November 20, 2000;
5.     $10,000 by November 20, 2001;
6.     $10,000 by November 20, 2002;
7.     $20,000 by November 20, of each of the years 2003 through 2007.

The Company incurred $10,000 in exploration expenditures on the Miranda
Property in 1999 which were applied towards the exercise of the Option. The board of directors determined that further exploration of the Miranda Property was not commercially viable at present and decided on April 24, 2000 to abandon
its interest in the Miranda Property.   The Company has given notice to Miranda
that it will not be advancing the payment on the Miranda Property due on May 20,
2000.   Miranda has in turn given notice to McIntosh under the Underlying
Agreement that Miranda will not be making the payment of $4,500 due on May 20, 2000. Accordingly, the Company's interest in the Miranda Property will lapse on May 20, 2000 when the payment under the Underlying Agreement is due and payable to McIntosh. Miranda's interest in the Miranda Property will also lapse on May 20, 2000.

Cashsurfers.com Internet Based Business

The Company is presently in negotiations with Cashsurfers, Inc., a California corporation, for the execution of a definitive merger agreement which will govern the merger of the Company with Cashsurfers. The definitive merger agreement has not been signed as of the date hereof and the Company has not entered into any letter of intent or letter of intent with Cashsurfers. While the specific terms of the merger will not be finalized until execution of the merger agreement, the Company anticipates that the merger agreement will contain the following general provisions:

1. The Company will issue approximately 12,000,000 shares of the Company's common stock to the shareholders of Cashsurfers on completion of the merger;

2. The Company will file a registration statement on Form S-4 with the Securities and Exchange Commission in order to qualify the issue of the shares of the Company's common stock on completion of the merger;

3. The merger would be subject to approval by the shareholders of each of the Company and Cashsurfers;

4. The Company would be obligated to raise in excess of $2,000,000 by the private placement of the Company's common stock as a condition of completion of the merger. The proceeds of the private placement would be used to fund the operation and development of the Cashsurfers.com Business.

The Company intends to publish a news release upon execution of the merger agreement. In addition, the Company will be required to file a Form 8-K with the Securities and Exchange Commission which will disclose the material terms of the merger agreement.

There is no assurance that the Company will enter into a merger agreement for the acquisition of the Cashsurfer.com Business. If a merger agreement is entered into, there is no assurance that the conditions of the merger will be satisfied, including approval of the merger by the shareholders of the Company and Cashsurfers and completion of the required private placement financing by the Company. If the Company is not successful in entering into a merger agreement, then the Company will not have any active business operations or properties. In this event, the Company plans to pursue the acquisition of an Internet or technology based business. If the Company does enter into a definitive agreement, there is no assurance that the acquisition will be completed. In addition, any acquisition will be conditional upon the Company achieving additional equity financing. The Company does not have any present arrangements for additional equity financing and there is no assurance that additional equity financing could be obtained.

The Cashsurfers.com Business

CashSurfers.com enlists Internet users and pays them to view advertising on their "CashBar Navigator" located at their Website. Cashsurfers.com earns revenue from advertisers both directly and through member activities on and via the CashBar Navigator. The CashBar Navigator also acts as a way of encouraging members to participate in affiliate programs, which in turn generate revenue for Cashsurfers.com. Cashsurfers.com provides links to its members that allow them to move to other Websites that contain content of interest to them. In this respect, it functions as a "portal", an Internet site which collects links to information and services and arranges them for the convenience of its visitors. Cashsurfers.com also generates revenue from collaborative advertising programs in which members go to linked content or advertiser Websites through the portal page or a banner ad on the CashBar Navigator. CashSurfers members receive "points" for the time they spend on-line. The members can increase the number of points that they earn in a variety of ways and can also receive points for the activities of members they recruit (on a four-tiered multi-level marketing model). Once a month, CashSurfers calculates 60% of its gross advertising revenue and pays this amount out to its members, proportionally based on the number of points that each member has accumulated over the month.

Cashsurfers.com intends to increase the number of users who access its site in a number of ways. These include improvement of the hard-ware and software, the use of existing members for increased marketing activities and the provision of as many sources of interesting content as possible to increase the amount of exposure to advertising and collaborative advertising activities that these visitors receive, therefore increasing the potential revenue available from advertisers.

As of March 2000, CashSurfers.com had approximately 371,000 members and acquires members at the rate of 7,000 to 10,000 per day.


Item 2.          DESCRIPTION OF PROPERTY

The Company does not own or lease any property. The Company has entered into an office administration contract dated December 28, 1998, with Senate Capital Group Inc. whereby Senate Capital has agreed to provide office administration services to the Company for a fee of $750.00 US per month. The services include reception, secretarial services, accounting services, investor relations and general office services.

Item 3.          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by the Form 10-KSB, the Company did not submit any matters to the Company's security holders to be voted upon.

Item 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company trades on the OTC BB under the symbol XPOR. The Company was first quoted on the Bulletin Board October 19, 1999. The high and low bid price for the Company's common stock as quoted on the OTC BB is as follows:

-----------------------------------------------------------
Month Ending:      High       Low        Close      Volume
-----------------------------------------------------------
January, 2000     $2.00     $1.3750     $1.4375     16,500
-----------------------------------------------------------
February, 2000    $3.00     $1.6250     $2.750      28,500
-----------------------------------------------------------
March, 2000       $2.75     $2.70       $2.75       10,100
-----------------------------------------------------------


As at April 26, 2000 there were 44 registered shareholders of the Company's common stock.

Recent Sales of Unregistered Securities

The Company completed an offering of 1,000,000 common shares at a price of $0.01 per share on December 29, 1998 pursuant to Rule 504 of Regulation D of the Act. All of these shares were sold to Peter Bell, the President, Secretary/ Treasurer and a Director of the Company.

The Company completed an offering of 5,000,000 common shares at a price of $0.01 per share on January 19, 1999 to persons known to the officers and directors of the Company. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

The Company completed an offering of 50,000 common shares at a price of $0.10 per share on January 25, 1999 to persons known to the officers and directors of the Company. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.


Item 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company had cash on hand in the amount of $9,602 as of January 31, 2000.

The Company will require additional funding in the event that the Company is successful in entering into the merger agreement for the acquisition of the Cashsurfer.com Business. The proceeds of the funding will be used to fund the Company's operations pending closing of the merger and to provide working capital for the Cashsurfer.com Business. The Company anticipates that in excess of $2,000,000 will be required to fund the operations of the Cashsurfer.com Business over the next twelve months. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock. The Company believes that debt financing will not be an alternative for funding the Cashsurfer.com Business. The Company does not have any arrangements in place for future equity financing of the Company.

If the Company is not successful in acquiring the Cashsurfer.com Business, the Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934.
The Company anticipates that it will require funds of approximately $50,000 over the next twelve months to fund these obligations. The Company has no arrangements in place for future equity financing in order to fund these obligations.

Results of Operations.

For the Year Ended January 31, 2000

The Company was in the exploration stage and has no revenues from operations in Fiscal 1999. None of its mineral properties were proven to be commercially developable and as a result, the Company did not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company's previous mineral properties and interests consisted primarily of gold exploration properties or prospects which the Company believed had the potential for commercial gold recoveries. The Company had not recorded any write-offs as of January 31, 2000.

The Company's general and administrative expenses were $46,422 for the period ending January 31, 2000. This was the Company's first year of operations. These expenses were associated with acquiring mineral properties and obtaining capital financings and the costs associated with becoming an Exchange Issuer under the Securities Exchange Act of 1934.
-------------------------------

The Company anticipates that general and administrative expenses will increase in fiscal 2000 if the Company is successful in acquiring the Cashsurfers Business.

Liquidity and Capital Resources.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company did not earn any revenue from its mineral exploration activities. The Company does not anticipate earning revenues until some time after the Company completes the acquisition of the Cashsurfer.com Business or some other revenue generating business.

The Company's cash position at January 31, 2000 was $9,602. At January 31, 2000, the Company had working capital of $7,677.

The Company has not recorded any write-offs as of January 31, 2000.

The Company incurred exploration costs of $ 11,201 for the period ending January 31, 2000.

During the fiscal year ended January 31, 2000, the Company made option payments on its mineral property totaling $1,000.

At year end, January 31, 2000, the Company has met all its expenditure requirements under the mineral property option agreement it holds.

Item 7.          FINANCIAL STATEMENTS







                              EXPLORE TECHNOLOGIES, INC.
                            (An Exploration Stage Company)


                                 FINANCIAL STATEMENTS


                                  JANUARY 31, 2000
                              (Stated in U.S. Dollars)

                                  AUDITORS' REPORT




To the Shareholders
Explore Technologies, Inc.

We have audited the balance sheets of Explore Technologies, Inc. (an exploration stage company) as at January 31, 2000 and 1999 and the statements of loss and deficit accumulated during the exploration stage, cash flows and stockholders' equity for the year ended January 31, 2000 and the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2000 and 1999 and the results of its operations and its cash flows for the periods then ended in accordance with United States generally accepted accounting principles applied on a consistent basis.




Vancouver, B.C.                                      /s/Morgan & Company

April 20, 2000                                       Chartered  Accountants

                                 EXPLORE TECHNOLOGIES, INC.
                              (An Exploration Stage Company)

                                      BALANCE SHEETS
                                (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                            JANUARY  31
                                                        2000          1999
-------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $   9,602     $   60,170

Mineral Property (Note 3)                                 3,500          1,000
                                                     --------------------------
                                                      $  13,102     $   61,170
===============================================================================

LIABILITIES

Current
   Accounts payable                                   $   1,925     $    3,571
                                                     --------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     25,000,000 Common shares, par value $0.001 per share

   Issued and outstanding:
     6,050,000 Common shares                             6,050          6,050

Additional paid in capital                               58,950         58,950

Deficit Accumulated During The Exploration Stage        (53,823)        (7,401)
                                                     --------------------------
                                                         11,177         57,599
                                                     --------------------------

                                                     $   13,102     $   61,170
===============================================================================



Approved by the Directors:
==========================


/s/Peter Bell                              /s/Richard Wilson
-------------------------------------      -------------------------------------

                              EXPLORE TECHNOLOGIES, INC.
                            (An Exploration Stage Company)
                            STATEMENTS OF LOSS AND DEFICIT
                              (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                  PERIOD FROM
                                                                    DATE OF
                                                                 ORGANIZATION
                                                                                    INCEPTION
                                                       YEAR        DECEMBER 18     DECEMBER 18
                                                       ENDED        1998 TO          1998 TO
                                                     JANUARY 31    JANUARY 31       JANUARY 31
                                                       2000           1999             2000
-----------------------------------------------------------------------------------------------
Expenses
   Bank charges                                    $     276     $      14         $     290
     Office and sundry                                   832           154               986
     Office facilities and services                    9,000           750             9,750
     Professional fees                                25,113         6,483            31,596
     Mineral property maintenance and
      exploration expenditures                        11,201           -              11,201
                                                   --------------------------------------------
Net Loss For The Year                                 46,422         7,401         $  53,823
                                                                                   ============

Deficit Accumulated During The Exploration Stage,
     Beginning Of Year                                7,401            -
                                                   -----------------------
Deficit Accumulated During The Exploration Stage,
     End Of Year                                   $ 53,823      $   7,401
==========================================================================

Net Loss Per Share                                    $0.01          $0.01
==========================================================================

Weighted Average Number of Shares Outstanding     6,050,000      2,126,136
==========================================================================

                                 EXPLORE TECHNOLOGIES, INC.
                               (An Exploration Stage Company)

                                 STATEMENTS OF CASH FLOWS
                                  (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                  PERIOD FROM
                                                                    DATE OF
                                                                 ORGANIZATION
                                                                                    INCEPTION
                                                       YEAR        DECEMBER 18     DECEMBER 18
                                                       ENDED        1998 TO          1998 TO
                                                     JANUARY 31    JANUARY 31       JANUARY 31
                                                       2000           1999             2000
-----------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
     Net loss for the year                          $  (46,422)   $  (7,401)        $ (53,823)

Adjustments To Reconcile Net Loss To Net
 Cash Used By Operating Activity
     Change in accounts payable                         (1,646)       3,571             1,925
                                                    -------------------------------------------
                                                       (48,068)      (3,830)          (51,898)
                                                    -------------------------------------------

Cash Flow From Investing Activity
     Mineral property                                   (2,500)      (1,000)           (3,500)
                                                    -------------------------------------------

Cash Flow From Financing Activity
     Share capital issued                                  -         65,000            65,000
                                                    -------------------------------------------

Increase (Decrease) In Cash                            (50,568)      60,170             9,602

Cash, Beginning Of Year                                 60,170          -                 -
                                                    -------------------------------------------

Cash, End Of Year                                   $    9,602    $  60,170         $   9,602
===============================================================================================

                                  EXPLORE TECHNOLOGIES, INC.
                                (An Exploration Stage Company)

                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                  JANUARY 31, 2000 AND 1999
                                   (Stated in U.S. Dollars)



                                      Common Stock
                          ----------------------------------
                                                 Additional
                                                  Paid-in
                             Shares     Amount    Capital     Deficit     Total
                          ------------------------------------------------------

Shares issued for cash
   @ $0.01                 6,000,000   $ 6,000   $ 54,000   $     -    $ 60,000

Shares issued for cash
   @ $0.10                    50,000        50      4,950         -       5,000

Net loss for the period          -         -          -       (7,401)    (7,401)
                          ------------------------------------------------------
Balance, January 31, 1999  6,050,000     6,050     58,950     (7,401)    57,599

Net loss for the year            -         -          -      (46,422)   (46,422)
                          ------------------------------------------------------
Balance, January 31, 2000  6,050,000   $ 6,050   $ 58,950   $(53,823)  $(11,177)
                          ======================================================

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999
                            (Stated in U.S. Dollars)


1.  NATURE OF OPERATIONS

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

2.  SIGNIFICANT ACCOUNTING POLICIES

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

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999
                            (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    a) Income Taxes

    The Company has adopted Statement of Financial Accounting Standards No. 109
    - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

    b) Financial Instruments

    The Company's financial instruments consist of cash and accounts payable.

    Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

    c) Net Loss Per Share

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

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999
                            (Stated in U.S. Dollars)


3.  MINERAL PROPERTY

                                                           2000            1999
                                                           ====            ====

The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property for the following consideration:

      - cash payments as follows:
      - $1,000 upon signing the option agreement
      - $2,500 by November 20, 1999
      - $4,500 by May 20, 2000
      - $9,000 by November 20, 2000
      - $10,000 by November 20, 2001
      - $10,000 by November 20, 2002
      - $20,000 by November 20, of each of the years
        2003 to 2007
      -   exploration expenditures totalling
          U.S. $150,000 by December 31, 2001, U.S.
          $10,000 of which must be expended by
          December 31, 1999.

Consideration paid to date                              $ 3,500        $ 1,000


4.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999
                            (Stated in U.S. Dollars)


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Form 3's on the following directors and officers were filed with the Securities and Exchange Commission as of January 13, 2000.

The directors and officers of the Company, their ages and term of continuous service is as follows:

Name                      Age              Position with          Served as a
                                           Registrant             or Director
                                                                  Officer Since

Peter William Bell         63             President/Sec.       December 29, 1998
                                          Treasurer

Ross William Bailey        37             Director             December 29, 1998

Richard Douglas Wilson     41             Director             December 29, 1998

Neil Murray-Lyon           52             Director             December 29, 1998


Mr. Peter William Bell is a director and is President of the Company. Mr. Bell is a self-employed consultant and is a director of Current Technology Corporation. Mr. Bell has a Bachelor of Science Degree in Pharmacy from the University of Manitoba and a Masters in Business Administration from the University of Western Ontario. Mr. Bell practiced as a licensed pharmacist until 1968. Mr. Bell has been a director and member of a number of health care companies and professional organizations. Mr. Bell has provided a wide range of consultant services to health care companies and organizations. These consultant services included: sales management and reorganization of sales force; regional market development and marketing strategy; medical opinion surveys and market analysis; medical device product market development; business immigration program presentations; management studies in healthcare organizations; development and growth of public corporations and reverse takeovers in public companies.

Mr. Bell is also a director of Current Technology Corporation, a company that is publicly traded on the OTC Bulletin Board. Current Technology Corporation markets an electrostatic hair maintenance and re-growth process. Mr. Bell has been a director of Current Technology Corporation since 1992. Mr. Bell is also a director and is the President of Ezon Healthcare Corporation, a private company. Ezon Healthcare Corporation is involved in the development of a graphic labeling system for pharmaceutical products. Mr. Bell has been a director and the President of Ezon Healthcare Corporation since 1997.

Mr. Bell also is, and has been since December 1998, the President and a Director of Explore Technologies, Inc. a public company organized in Nevada. Explore is a natural resource company engaged in the acquisition, exploration and development of mineral properties in Nevada, similar to the Company.

Mr. Bell will provide services to the Company on a part-time basis, as required for the business of the Company. Mr. Bell's services include management and supervision of the business and director of the Company's exploration activities. There is no requirement on Mr. Bell to provide a fixed amount of time in the service of the Company. Consequently, the amount of time he spends on Company business is dependent on the needs of the Company.

Mr. Ross William Johnston Bailey is a director of the Company and has a Bachelors Degree in Mechanical Engineering from the University of Victoria and is enrolled in the Masters in Business Administration program at Simon Fraser University. Mr. Bailey has been employed with Ballard Power Systems as a manufacturing engineer since 1995. Mr. Bailey was appointed to the Board of Directors of the Company on February 17, 1998.

Richard Douglas Wilson is a director of the Company. Mr. Wilson is experienced in raising capital for mineral resource companies through the public market since 1987. Mr. Wilson has been a director and President of International Chargold Resources Ltd. since 1996. International Chargold Resources is a company that is publicly traded on the Vancouver Stock Exchange and that proposes to build and operate a precious metals refinery in Ghana, West Africa. Mr. Wilson has also been a director and secretary of Regent Ventures Ltd. since 1993. Regent Ventures is a company that is publicly traded on the Vancouver Stock Exchange and that owns a mineral property in the Yukon Territories, Canada. Mr. Wilson was appointed to the Board of Directors of the Company on February 17, 1998.

Neil Murray-Lyon is a director of the Company. Mr. Murray-Lyon is President, Chief Executive Officer, Chief Financial Officer and a Director of Wotan Capital Inc. He was the Secretary of Colt Energy Inc. ("Colt"), a junior capital pool corporation that completed its Major Transaction to become a public oil and gas company listed on the Alberta Stock Exchange (the "ASE") until December, 1998 when Colt completed an arrangement with KeyWest Energy Corporation. He is currently the Chairman and one of the controlling shareholders of Tokenhouse Capital & Research Inc., an investor-relations firm from November, 1994 until July, 1998 when it became an investment company. Mr. Murray-Lyon was also an independent investor relations consultant from 1987 to 1994. From October, 1994 to March, 1996, he was the Secretary of Patshare Capital Inc., a junior capital pool corporation listed on the ASE that completed its Major Transaction and changed its name to EveryWare Development Canada Corp. He was also a past Director of Allrich Energy Group Inc., a junior capital pool corporation listed on the ASE that completed its Major Transaction and changed its name to AltaRex Corp. Mr. Murray-Lyon was appointed to the Board of Directors of the Company on December 29, 1998.

All of the directors are residents of Canada. All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors. No director or officer of the Company has any family relationship with any other officer or director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

--------------------------------------------------------------------------------
                                  Number     Transactions     Known Failures
                                  of Late    Not Timely       To File a Required
Name and Principal Position       Reports    Reported         Form
--------------------------------------------------------------------------------

Peter Bell, President, CEO,
  Sec/Treas.                         1           0            None
Richard Wilson, Director             1           0            None
Ross Bailey, Director                1           0            None
Neil Murray-Lyon                     1           0            None
--------------------------------------------------------------------------------


Significant Employees

The Company does not have any significant employees, other than its officers and directors, at this time.

Item 10. EXECUTIVE COMPENSATION

Officers and Directors

The Company did not pay any remuneration to its officers or directors during the period from its incorporation to January 31, 2000, the date of its annual financial statements, or from January 31, 2000 to April 30, 2000. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Incentive Stock Options

The Company does not have any options to purchase securities of the Company outstanding. The Company may in the future establish an incentive stock option plan for its directors, officers, employees and consultants.

Directors

The Directors of the Company did not receive cash compensation by the Company for their service as directors during the most recently completed fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 26, 2000, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------
Name & Address of Beneficial Owner   Amount of Beneficial       Percent of Class
                                     Ownership
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Peter Bell                           1,000,000                  16.53%
#105 - 3389 Capilano Road
North Vancouver, B.C.
V7R 4W7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Ross W.J. Bailey                       100,000                   1.65%
2641 West 11th Ave.
Vancouver, B.C.
V6K 2L7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Richard Douglas Wilson                 100,000                   1.65%
Penthouse 8 - 1060 Alberni Street
Vancouver, B.C.
V6E 2K2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Neil Murray-Lyon                       225,000                   3.72%
235 Melville Avenue
Apt # 3
Westmount, PQ
H3Z 2J6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Directors and Officers As a Group    1,425,000                  23.55%
--------------------------------------------------------------------------------


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the directors or officers of the Company, nor any proposed nominee for election as a director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company.

The Company entered into a management contract dated December 28, 1998 with Senate Capital Group Inc. whereby Senate Capital Group has agreed to provide office administration services to the Company. Senate Capital Group is a private company controlled by Mr. Dennis Higgs.

The Company's policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by the board of directors of the Company disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in the determining the presence of a quorum at the meeting of the board of directors to approve the transaction. The Company's policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

Item 13. EXHIBITS, AND REPORTS ON FORM 8-K.

Exhibits:
---------

Exhibit 1:     Articles of Incorporation*
Exhibit 2:     Bylaws*
Exhibit 3:     Mineral Property Option Agreement*
Exhibit 4:     Agreement with Larry McIntosh*
Exhibit 5: Office Facilities and Service Contract between the Company and Senate Capital Group Inc.*

* Incorporated by reference from our registration statement on Form 10-SB originally filed with the commission on March 12, 1999 and as amended on July 13, 1999 (File No. 0-25553)

Financials:
----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of Morgan Company dated April 20, 2000

Consolidated Balance Sheet for the period ended January 31, 2000

Consolidated Statement of Loss and Deficit for the period ended January 31, 2000

Consolidated Statement of Cash Flows for the period ended January 31, 2000

Notes to Consolidated Financial Statements

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES, INC.


       /s/ Peter Bell
By:   -------------------------------
      PETER BELL, Director, President
      Chief Executive Officer
      Date: May 1, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Peter Bell
      -------------------------------
      Peter Bell, Director, President, and CEO
      Date: May 1, 2000


By:   /s/ Richard Wilson
      -------------------------------
      Richard Wilson, Director
      Date: May 1, 2000


By:   /s/ Ross Bailey
      -------------------------------
      Ross Bailey, Director
      Date: May 1, 2000



By:   /s/ Neil Murray-Lyon
      -------------------------------
      Neil Murray-Lyon, Director
      Date: May 1, 2000

<PAGE