Form 10-Q
period 2000-04-30
EXPLORE TECHNOLOGIES INC
filed 2000-06-19
CIK 1009919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                    FORM 10-QSB

   [ X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934

              For the quarterly period ended April 30, 2000

   [  ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
              Act of 1934

              For the transition period          to

                      Commission File Number   0-25553
                                               -------

                               EXPLORE TECHNOLOGIES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

        Nevada                                           88-0419476
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada               V6E 1B5
----------------------------------------         -------------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  604-689-1659
                                                 -------------------


                         None
       --------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [ X ]  Yes   [   ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,050,000 Shares of $.001 par value Class A Common Stock outstanding as of April 30, 2000.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 APRIL 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            EXPLORE TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                              APRIL 30
                                                        2000            1999
-------------------------------------------------------------------------------

ASSETS

Current
   Cash                                           $     7,896     $     46,229

Mineral Property (Note 4)                                 -              1,000
                                                  ----------------------------
                                                  $     7,896     $     47,229
===============================================================================


LIABILITIES

Current
   Accounts payable                               $    26,899     $        500
                                                  ----------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
     25,000,000 Common shares, par value $0.001 per share

   Issued and Outstanding:
     6,050,000 Common shares                            6,050            6,050

   Additional paid in capital                          58,950           58,950

Deficit Accumulated During The Exploration Stage      (84,003)         (18,271)
                                                  -----------------------------
                                                      (19,003)          46,729
                                                  ----------------------------

                                                  $     7,896     $     47,229
===============================================================================

                           EXPLORE TECHNOLOGIES, INC.
                            (An Exploration Company)

                        STATEMENTS OF LOSS AND DEFICIT
                                  (Unaudited)
                           (Stated in U.S. Dollars)



-------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                    DECEMBER 18
                                              THREE MONTHS ENDED      1998 TO
                                                   APRIL 30           APRIL 30
                                              2000         1999         2000
-------------------------------------------------------------------------------

Expenses
  Bank charges                               $    41     $    152     $    331
  Office and sundry                               -           241          986
  Office facilities and services               2,250        2,250       12,000
  Professional fees                           15,503        8,227       47,099
  Stock transfer fees                          1,290           -         1,290
  Travel and promotion                         7,596           -         7,596
  Mineral property maintenance and
   exploration expenditures                       -            -        11,201
                                             ----------------------------------
Loss Before Other Expenses                   (26,680)     (10,870)     (80,503)

Other Expenses
  Abandonment of mineral property             (3,500)          -        (3,500)
                                             ----------------------------------

Net Loss For The Period                      (30,180)     (10,870)    $(84,003)
                                                                     ==========

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period                 (53,823)      (7,401)
                                             ---------------------

Deficit Accumulated During The Exploration
  Stage, End Of Period                      $(84,003)    $ 18,271)
==================================================================

Net Loss Per Share                          $  (0.01)    $  (0.01)
==================================================================

Weighted Average Number Of Shares
  Outstanding                              6,050,000    6,050,000
==================================================================

                         EXPLORE TECHNOLOGIES, INC.
                      (An Exploration Stage Company)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Stated in U.S. Dollars)



-------------------------------------------------------------------------------
                                                                     INCEPTION
                                                                    DECEMBER 18
                                              THREE MONTHS ENDED      1998 TO
                                                   APRIL 30           APRIL 30
                                              2000         1999         2000
-------------------------------------------------------------------------------


Cash Flows From Operating Activity
  Net loss for the period                   $(30,180)    $(10,870)    $(84,003)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating Activity
    Abandonment of mineral property            3,500          -          3,500
    Change in accounts payable                24,974       (3,071)      26,899
                                            -----------------------------------
                                              (1,706)     (13,941)     (53,604)
                                            -----------------------------------

Cash Flows From Investing Activity
    Mineral property                             -            -         (3,500)
                                            -----------------------------------

Cash Flows From Financing Activity
    Share capital issued                         -            -         65,000

Increase (Decrease) In Cash                   (1,706)     (13,941)       7,896

Cash, Beginning Of Period                      9,602       60,170          -
                                            -----------------------------------

Cash, End Of Period                         $  7,896     $ 46,229     $  7,896
===============================================================================

                             EXPLORE TECHNOLOGIES, INC.
                           (An Exploration Stage Company)

                         STATEMENTS OF STOCKHOLDERS' EQUITY

                                  APRIL 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                      Common Stock
                          ----------------------------------
                                                 Additional
                                                  Paid-in
                             Shares     Amount    Capital     Deficit     Total
                          ------------------------------------------------------

Shares issued for cash
   @ $0.01                 6,000,000   $ 6,000   $ 54,000   $     -    $ 60,000

Shares issued for cash
   @ $0.10                    50,000        50      4,950         -       5,000

Net loss for the period          -         -          -       (7,401)    (7,401)
                          ------------------------------------------------------
Balance, January 31, 1999  6,050,000     6,050     58,950     (7,401)    57,599

Net loss for the year            -         -          -      (46,422)   (46,422)
                          ------------------------------------------------------
Balance, January 31, 2000  6,050,000     6,050     58,950    (53,823)    11,177

Net loss for the period          -         -          -      (30,180)   (30,180)
                          ------------------------------------------------------
Balance, April 30, 2000    6,050,000   $ 6,050   $ 58,950   $(84,003)  $(19,003)
                          ======================================================

                           EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)


1.     BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2000 audited financial statements and notes thereto.


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

                           EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)

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

                           EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                                APRIL 30, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)


4.     MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property for the following consideration:

-     cash payments of U.S. $3,500;
- exploration expenditures totalling U.S. $150,000 by December 31, 2001, U.S. $10,000 of which must be expended by December 31, 1999.


Consideration paid to date                 $     3,500
Less:  Abandonment of mineral property          (3,500)
                                           ------------
                                           $       -
                                           ============

5.     SUBSEQUENT EVENTS

a) Subject to shareholder approval no later than September 1, 2000, the Company has entered into a merger agreement with Cashsurfers, Inc. (a California corporation). To effect the merger, the Company will issue 12,849,480 common shares from treasury to acquire all of the outstanding and issued common shares of Cashsurfers, Inc. Following the merger, the Company will change its name to "UWantCash.com, Inc.".

b) The Company has authorized the issuance of common share purchase options entitling employees, directors and consultants the option to purchase 500,000 common shares at $2.50 per share.


6.     UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

Item 2. Management's Discussion and Analysis or Plan of Operations


The Company was formerly an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company had an option to acquire a 100% interest in certain mineral claims located in the State of Nevada. The Company had intended to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possessed commercially developable quantities of gold and other precious minerals. The Company's board of directors determined that further exploration of the Miranda Property is not commercially viable at present and decided on April 25, 2000 to abandon its interest in the Miranda Property.

Cashsurfers Internet Based Business

The Company has entered into a merger agreement dated May 23, 2000 (the "Merger Agreement") with Cashsurfers, Inc., a California corporation ("Cashsurfers"), for the acquisition of an Internet based technology business known as
"Cashsurfers.com" (the "Cashsurfers Business").   The Merger Agreement contains
the following general provisions:

1. The Company will issue 12,849,480 shares of the Company's common stock to the shareholders of Cashsurfers on completion of the Merger;

2. The Company will file a registration statement on Form S-4 with the Securities and Exchange Commission in order to qualify the issue of the shares of the Company's common stock on completion of the Merger;

3. The Merger is subject to approval by the shareholders of each of the Company and Cashsurfers;

4. The Company is obligated to raise in excess of $2,500,000 by the private placement of the Company's common stock as a condition of completion of the Merger by June 8, 2000. The proceeds of the private placement would be used to fund the operation and development of the Cashsurfers Business.

The Company has approached Cashsurfers regarding an extension of the date for completion of the required private placement financing. There is no assurance that the Company will be able to negotiate an extension.

There is no assurance that the conditions of the Merger will be satisfied, including approval of the merger by the shareholders of the Company and Cashsurfers and completion of the required private placement financing by the Company. If the Company is not successful in entering in completing the Merger for any reason, then the Company will not have any active business operations or properties. In this event, the Company plans to pursue the acquisition of an Internet or technology based business. Although the Company has entered into the Merger Agreement, there is no assurance that the acquisition will be completed. The Company does not have any present arrangements for additional equity financing and there is no assurance that additional equity financing could be obtained.

Resignations of Registrants Directors On May 23, 2000, the following directors and officers resigned their positions with the Company:

Director/Officer          Position held          Date of Resignation
----------------          -------------          -------------------

Peter Bell                Director/Secretary      May 23, 2000
                          Secretary and
                          Treasurer
Ross W.J. Bailey          Director                May 23, 2000
Richard Douglas Wilson    Director                May 23, 2000
Neil Murray-Lyon          Director                May 23, 2000

None of the Company's directors who have resigned have delivered to the Company any notice of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The following persons were appointed directors and officers of the Company concurrent with the resignation of the Company's previous board of directors:

Director/Officer          Position held          Date of Resignation
----------------          -------------          -------------------

Charlo Barbosa            Director/C.E.O.        May 23, 2000
Rod Jao                   Director/ President    May 23, 2000
Noah Mapstead             Director/C.O.O.        May 23, 2000
                          Secretary and
                          Treasurer


The Cashsurfers Business

Cashsurfers enlists Internet users and pays them to view advertising on their propriety "CashBar Navigator" located at their Website. Cashsurfers earns revenue from advertisers both directly and through member activities on and via the CashBar Navigator. The CashBar Navigator also acts as a way of encouraging members to participate in affiliate programs, which in turn generate revenue for Cashsurfers. Cashsurfers provides links to its members that allow them to move to other Websites that contain content of interest to them. In this respect, it functions as a "portal", an Internet site which collects links to information and services and arranges them for the convenience of its visitors. Cashsurfers also generates revenue from collaborative advertising programs in which members go to linked content or advertiser Websites through the portal page or a banner ad on the CashBar Navigator. CashSurfers members receive "points" for the time they spend on-line. The members can increase the number of Points that they earn in a variety of ways and can also receive points for the activities of Members they recruit (on a four-tiered multi-level marketing model). Once a month, CashSurfers pays out a portion of its gross revenue to its members, proportionally based on the number of points that each member has accumulated over the month. Cashsurfers currently pays out 100% of its gross revenue to its members with the objective of increasing membership. Cashsurfers' objective is to reduce the pay-out of revenue over time to 60% of gross revenues as membership increases.

Cashsurfers intends to increase the number of users who access its site in a number of ways. These include improvement of the hard-ware and software, the use of existing members for increased marketing activities and the provision of as many sources of interesting content as possible to increase the amount of exposure to advertising and collaborative advertising activities that these visitors receive, therefore increasing the potential revenue available from advertisers.

As of May, 2000, Cashsurfers had approximately 628,339 members and acquires members at the rate of 7,000 to 10,000 per day.

Plan of Operations

The Company's business plan is to complete the merger with Cashsurfers and to undertake the management and operation of the Cashsurfers Business upon completion of the merger. The Company will require additional funding in order to complete its obligations under the merger agreement. The proceeds of any financings completed by the Company will be used to fund the Company's operations pending closing of the merger and to provide working capital for the Cashsurfers Business. The Company anticipates that in excess of $2,000,000 will be required to fund the operations of the Cashsurfers Business over the next twelve months. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock. The Company believes that debt financing will not be an alternative for funding the Cashsurfer.com Business. The Company does not have any arrangements in place for future equity financing of the Company.

The merger agreement contemplates that any amounts advanced by the Company to Cashsurfers prior to the completion of the merger will be advanced as a loan secured by the assets of Cashsurfers. However, there can be no assurance that Cashsurfers will be able to pay all or any portion of the funds advanced by the Company to Cashsurfers if the merger does not complete and the Company demands repayment of all amounts advanced to Cashsurfers.

If the Company is not successful in acquiring the Cashsurfer.com Business, the Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934.
The Company anticipates that it will require funds of approximately $50,000 over the next twelve months to fund these obligations. In addition, the Company had a working capital deficit of $18,993 as of April 30, 2000. The Company has no arrangements in place for future equity financing in order to fund these obligations.

Results of Operations for the Three Months Ended April 30, 2000

The Company was in the exploration stage and had no revenues from operations in the first three months ended April 30, 2000. None of the Company's mineral


<PAGE


properties were proven to be commercially developable and as a result, the Company did not generated any revenue from these activities. The Company's previous mineral properties and interests consisted primarily of gold exploration properties or prospects which the Company believed had the potential for commercial gold recoveries.

The Company incurred a loss of $30,180 for the three months ending April 30, 2000, compared with a loss of $10,870 for the three months ending April 30, 1999. The increase in loss was attributable to the Company's higher general and administrative expenses as a result of the Company becoming a reporting issuer under the Securities Exchange Act of 1934. The Company also incurred an expense of $3,500 in connection with the abandonment of its mineral property during this period. The Company's general and administrative expenses were $26,680 for the period ending April 30, 2000, compared to $10,870 for the three months ended April 30, 2000.

The Company anticipates that general and administrative expenses will increase in fiscal 2000 if the Company is successful in acquiring the Cashsurfer Business.

Liquidity and Capital Resources.

The Company's cash position at April 30, 2000 was $7,896. At April 30, 2000, the Company had a working capital deficit of $18,993. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has not earned any revenue from its mineral exploration activities since incorporation. The Company does not anticipate earning revenues until some time after the Company completes the acquisition of the Cashsurfer.com Business or some other revenue generating business.

The Company's board of directors have approved an offering of up to 2,500,000 shares of the Company's common stock at a price of $1.50 per share. Any proceeds of the offering will be used to fund the Company's operations pending closing of the merger and to provide working capital for the Cashsurfer.com Business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a)     None
        (b)     Reports on Form 8-K- Filed June 8, 2000

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES INC.


Date:     June 16, 2000



By:          /s/ Rod Jao
             -------------------------
             ROD JAO
             President and Director