Form 10QSB
period 2000-07-31
EXPLORE TECHNOLOGIES INC
filed 2000-09-13
CIK 1009919

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period               to
                              ---------------  -----------------

     Commission File Number       0-25553
                           ---------------------------

                           EXPLORE TECHNOLOGIES INC.
     ---------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

            Nevada                             88-0419476
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


Suite 201-1166 Alberni Street                  V6E 3Z3
Vancouver British Columbia
----------------------------------------       ------------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number,including
area code:                                     604-681-2274
                                               ------------


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada            V6E 1B5
-----------------------------------            ------------
           (Former name, former address and former fiscal year, if
                          changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,050,000 Shares of $.001 par value Class A Common Stock outstanding as of July 31, 2000.

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                                 JULY 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                                BALANCE SHEETS
                                  (Unaudited)
                           (Stated in U.S. Dollars)




                                                             JULY 31
                                                              2000                    1999
----------------------------------------------------------------------------------------------
ASSETS

Current
  Cash                                                     $          -           $    33,507
  Prepaid expense                                                     -                   750
                                                          ------------------------------------
                                                                      -                34,257
Mineral Property (Note 4)                                             -                 1,000
                                                          -------------------------------------
                                                           $          -           $    35,257
===============================================================================================
LIABILITIES

Current
  Bank indebtedness                                        $         79           $         -
  Accounts payable                                               29,125                 3,544
  Convertible debt (Note 5)                                     367,000                     -
                                                          -------------------------------------
                                                                396,204                 3,544
                                                          -------------------------------------
SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
     25,000,000 Common shares,
      par value $0.001 per share

  Issued and Outstanding:
     6,050,000 Common shares                                      6,050                 6,050

  Additional paid in capital                                     58,950                58,950

Deficit Accumulated During The Exploration Stage               (461,204)              (33,287)
                                                          -------------------------------------
                                                               (396,204)               31,713
                                                          -------------------------------------
                                                           $          -           $    35,257
===============================================================================================

                          EXPLORE TECHNOLOGIES, INC.
                           (An Exploration Company)

                        STATEMENTS OF LOSS AND DEFICIT
                                  (Unaudited)
                           (Stated in U.S. Dollars)



--------------------------------------------------------------------------------------------------------------
                                                                                                    INCEPTION
                                                                                                   DECEMBER 18
                                             THREE MONTHS ENDED          SIX MONTHS ENDED            1998 TO
                                                   JULY 31                    JULY 31                JULY 31
                                              2000        1999            2000        1999             2000
--------------------------------------------------------------------------------------------------------------
Expenses
  Bank charges                            $       700   $       32   $       741   $      184     $      1,031
  Office and sundry                                 -           93             -          334              986
  Office facilities and services                  750        2,250         3,000        4,500           12,750
  Professional fees                             5,880       11,503        21,383       19,730           52,979
  Stock transfer and filing fees                2,752            -         4,042            -            4,042
  Travel and promotion                            619            -         8,215            -            8,215
  Mineral property maintenance and
   exploration expenditures                         -        1,138             -        1,138           11,201
                                       -----------------------------------------------------------------------
Loss Before The Following                     (10,701)     (15,016)      (37,381)     (25,886)         (91,204)

  Impairment loss on terminated
   acquisition                               (366,500)           -      (366,500)           -         (366,500)
  Abandonment of mineral property                   -            -        (3,500)           -           (3,500)
                                       -----------------------------------------------------------------------
Net Loss For The Period                      (377,201)     (15,016)     (407,381)     (25,886)    $   (461,204)
                                                                                                 =============
Deficit Accumulated During The
 Exploration Stage, Beginning Of Period       (84,003)     (18,271)      (53,823)      (7,401)
                                       ------------------------------------------------------
Deficit Accumulated During The
 Exploration Stage, End Of Period         $  (461,204)  $  (33,287)  $  (461,204)  $  (33,287)
=============================================================================================
Net Loss Per Share                        $     (0.01)  $    (0.01)  $     (0.07)  $    (0.01)
=============================================================================================
Weighted Average Number Of Shares
 Outstanding                                6,050,000    6,050,000     6,050,000    6,050,000
=============================================================================================


                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                               DECEMBER 18
                                           THREE MONTHS ENDED          SIX MONTHS ENDED          1998 TO
                                                 JULY 31                    JULY 31              APRIL 30
                                             2000          1999         2000         1999          2000
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
  Net loss for the period               $  (377,201)  $  (10,870)  $  (407,381)  $  (25,886)  $  (461,204)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activity
  Impairment loss on advances               366,500            -       366,500            -       366,500
  Abandonment of mineral property                 -            -         3,500            -         3,500
  Change in prepaid expense                       -            -             -         (750)            -
  Change in accounts payable                  2,226       (3,071)       27,200          (27)       29,125
                                      ---------------------------------------------------------------------
                                             (8,475)     (13,941)      (10,181)     (26,663)      (62,079)
                                      ---------------------------------------------------------------------

Cash Flows From Investing Activities
  Acquisition advances                     (366,500)           -      (366,500)           -      (366,500)
  Mineral property                                -            -             -            -        (3,500)
                                      ---------------------------------------------------------------------
                                           (366,500)           -      (366,500)           -      (370,000)
                                      ---------------------------------------------------------------------

Cash Flows From Financing Activities
  Share capital issued                            -            -             -            -        65,000
  Convertible debt                          367,000            -       367,000            -       367,000
                                      ---------------------------------------------------------------------
                                            367,000            -       367,000            -       432,000
                                      ---------------------------------------------------------------------

Increase (Decrease) In Cash                  (7,975)     (13,941)       (9,681)     (26,663)          (79)

Cash, Beginning Of Period                     7,896       60,170         9,602       60,170             -
                                      ---------------------------------------------------------------------

Cash (Bank Indebtedness),
 End Of Period                          $       (79)  $   46,229   $       (79)  $   33,507   $        79
===========================================================================================================

                           EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 JULY 31, 2000
                                  (Unaudited)
                            (Stated in U.S. Dollars)



                                                   Common Stock
                                  --------------------------------------------
                                                                  Additional
                                                                    Paid-In
                                       Shares        Amount         Capital         Deficit            Total
                                  -----------------------------------------------------------------------------
Shares issued for cash
  at $0.01                           6,000,000       $  6,000      $  54,000      $         -       $    60,000

Shares issued for cash
  at $0.10                              50,000             50          4,950                -             5,000

Net loss for the period                      -              -              -           (7,401)           (7,401)
                                  -----------------------------------------------------------------------------

Balance, January 31, 1999            6,050,000          6,050         58,950           (7,401)           57,599

Net loss for the year                        -              -              -          (46,422)          (46,422)


Balance, January 31, 2000            6,050,000          6,050         58,950          (53,823)           11,177

Net loss for the six months
  ended July 31, 2000                        -              -              -         (407,381)         (407,381)
                                  -----------------------------------------------------------------------------

Balance, April 30, 2000              6,050,000       $  6,050      $  58,950      $  (461,204)      $  (396,204)
                                  =============================================================================

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)


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


3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)

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

     b)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)


4.   MINERAL PROPERTY

     The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property for the following consideration:

     - cash payments of U.S. $3,500;
     - exploration expenditures totalling U.S. $150,000 by December 31, 2001, U.S. $10,000 of which must be expended by December 31, 1999.


Consideration paid to date                                $       3,500
Less:  Abandonment of mineral property                           (3,500)
                                                         --------------

                                                          $           -
                                                         ==============


5.   CONVERTIBLE DEBT

     Debt secured by debenture, bearing interest at 10% pa, repayable August 1, 2000. In the event of non-repayment by the due date, the debt bears interest at 2% per month compounded monthly, and convertible into common stock of the Company at a price which is 20% below the weighted average trading price of the shares. The right of conversion terminates December 1, 2000.


6.   CAPITAL STOCK

     The Company has authorized the issuance of common share purchase options entitling employees, directors and consultants the option to purchase 500,000 common shares at $2.50 per share.


7.   BUSINESS ACQUISITION

     On May 23, 2000, the Company entered into a merger agreement with Cashsurfers, Inc. (a California corporation). To effect the merger, the Company was to issue 12,849,480 common shares from treasury to acquire all of the outstanding and issued common shares of Cashsurfers, Inc. On July 24, 2000 the merger agreement was terminated as the Company was unable to meet the terms of the agreement.

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)



8.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

Item 2.   Management's Discussion and Analysis or Plan of Operations

The Company entered into a merger agreement dated May 23, 2000 (the "Merger Agreement") with Cashsurfers, Inc., a California corporation ("Cashsurfers"), for the acquisition of an Internet based technology business known as "Cashsurfers.com" (the "Cashsurfers Business").

The Company was unable to raise the capital required under the terms of the merger agreement. Management attempted to extend the time frame to comply with the terms of the agreement, which was unsuccessful. As a result of the default, the merger agreement was terminated by Cashsurfers on July 24, 2000.

Management is attempting to acquire a business operation that can be vended into the Company.

The Company will need to raise working capital. There is no assurance that the Company will be able to achieve this. The Company may have to effect a reverse stock split of its common shares in order to raise further capital.

Resignations of Directors

On July 24, 2000, the following director and officer resigned his position with the Company:

Director/Officer        Position held        Date of Resignation
----------------        -------------        -------------------

Noah Mapstead           Director/C.O.O.      July 24, 2000
                        Secretary and
                        Treasurer

Mr. Mapstead has not delivered to the Company any notice of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The following persons were appointed directors and/or officers of the Company concurrent with the resignation of the Company's previous board of directors:

Director/Officer      Position held     Date of Appointment
------------------    --------------    -------------------

Cecil Morris          Director          July 24, 2000
Charlo Barbosa        COO/Secretary/    July 24, 2000
                      Treasurer

Liquidity and Capital Resources.

The Company's cash position at July 31, 2000 was $NIL. At July 31, 2000, the Company had a working capital deficit of $396,204. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has not earned any revenue from activities since incorporation. The Company does not anticipate earning revenues until some time after the Company acquires a revenue generating business.

 The Company raised $370,000 from EuroCapital Holdings A.V.V. The funds were advanced to the Company as a loan secured under a Convertible Debenture. The terms of the Debenture was for repayment of the loan by August 1, 2000 failing which the lender had the option to exercise the Debenture at the average trading price for the five (5) days prior to the exercise date. The Company advanced as a loan to 597189 B.C. Ltd. dba UWANTCASH.com in order to fund UWANTCASH.com while the merger was in progress. UWANTCASH had a strategic alliance with Cashsurfers and were providing Cashsurfers with Sales and Marketing services and developing UWANTCASH.com as Cashsurfers Portal.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 1 - Debenture Certificate
          (b)  Reports on Form 8-K-- Filed September 8, 2000
          (c)  Exhibit 27 - Financial Data Schedule

                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES INC.


Date:   July 31, 2000



By:    /s/ Rod Jao
       -----------------------
       ROD JAO
       President and Director