Form 10QSB
period 2000-10-31
EXPLORE TECHNOLOGIES INC
filed 2000-12-12
CIK 1009919

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,225,000 Shares of $.001 par value Class A Common Stock outstanding as of October 31, 2000.

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                               OCTOBER 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                                BALANCE SHEETS
                                  (Unaudited)
                           (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                                   OCTOBER 31     JANUARY 31
                                                      2000           2000
----------------------------------------------------------------------------

ASSETS

Current
  Cash                                             $    1,225     $    9,602

Mineral Property (Note 2)                                   -          3,500

                                                   -------------------------
                                                   $    1,225     $    3,102
============================================================================
LIABILITIES

Current
  Accounts payable                                 $   40,483     $    1,925
  Advances payable                                      8,897              -
                                                   -------------------------
                                                       49,380          1,925
                                                   -------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital (Note 3)

  Authorized:

     25,000,000 Common shares, par value $0.001 per share

  Issued and outstanding:

     15,225,000 Common shares at October 31, 2000 and
                                                                                15,225          6,050
      6,050,000 at January 31, 2000
                                                                               416,775         58,950
  Additional paid in capital
                                                                              (480,155)       (53,823)
Deficit Accumulated During The Exploration Stage
                                                                           --------------------------
                                                                               (48,155)        11,177
                                                                           --------------------------

                                                                           $     1,225     $   13,102
=====================================================================================================

                           EXPLORE TECHNOLOGIES, INC.
                            (An Exploration Company)

                         STATEMENTS OF LOSS AND DEFICIT
                                  (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                          INCEPTION
                                                                                                         DECEMBER 18
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED        1998 TO
                                                          OCTOBER 31                 OCTOBER 31           OCTOBER 31
                                                   2000              1999       2000           1999         2000
----------------------------------------------------------------------------------------------------------------------
 Expenses
    Bank charges                                   $        35   $       45   $       776   $      229   $     1,066
    Interest                                            13,056            -        13,056            -        13,056
    Office and sundry                                        -          146             -          480           986
    Office facilities and services (recovery)              (19)       2,250         2,981        6,750        12,731
    Professional fees                                       41        2,172        21,424       21,902        53,020
    Stock transfer and filing fees                       5,838            -         9,880            -         9,880
    Travel and promotion                                     -            -         8,215            -         8,215
    Mineral property maintenance and
       exploration expenditures                              -       10,063             -       11,201        11,201
                                                   -----------------------------------------------------------------

 Loss Before The Following                             (18,951)     (14,676)      (56,332)     (40,562)     (110,155)

    Impairment loss on terminated acquisition                -            -      (366,500)           -      (366,500)
    Abandonment of mineral property                          -            -        (3,500)           -        (3,500)
                                                   -----------------------------------------------------------------

 Net Loss For The Period                               (18,951)     (14,676)     (426,332)     (40,562)  $  (480,155)
                                                                                                         ===========
 Deficit Accumulated During The Exploration
   Stage, Beginning Of Period                         (461,204)     (33,287)      (53,823)      (7,401)
                                                   ---------------------------------------------------

 Deficit Accumulated During The Exploration
   Stage, End Of Period                            $  (480,155)  $  (47,963)  $  (480,155)  $  (47,963)
======================================================================================================

 Net Loss Per Share                                $     (0.01)  $    (0.01)  $     (0.04)  $    (0.01)
======================================================================================================

 Weighted Average Number Of Shares Outstanding      12,166,666    6,050,000    13,186,111    6,050,000
======================================================================================================

                          EXPLORE TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------------------------------------
                                                                                                    INCEPTION
                                                                                                   DECEMBER 18
                                                                    NINE MONTHS ENDED                1998 TO
                                                                       OCTOBER 31                  OCTOBER 31
                                                                   2000              1999             2000
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
  Net loss for the period                                  $     (426,332)    $     (40,562)    $     (480,155)

 Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activity
  Impairment loss on advances                                     366,500                 -            366,500
  Abandonment of mineral property                                   3,500                 -              3,500
  Change in prepaid expense                                             -              (750)                 -
  Change in accounts payable                                       38,558            (3,571)            40,483
  Change in advances payable                                        8,897                 -              8,897
                                                           ---------------------------------------------------
                                                                   (8,877)          (44,883)           (60,775)
                                                           ---------------------------------------------------

Cash Flows From Investing Activities
  Acquisition advances                                           (366,500)                -           (366,500)
  Mineral property                                                      -                 -             (3,500)
                                                           ---------------------------------------------------
                                                                 (366,500)                -           (370,000)
                                                           ---------------------------------------------------

Cash Flows From Financing Activities
  Share capital issued                                                  -                 -             65,000
  Convertible debt                                                367,000                 -            367,000
                                                           ---------------------------------------------------
                                                                  367,000                 -            432,000
                                                           ---------------------------------------------------

Increase (Decrease) In Cash                                        (8,377)          (44,883)             1,225

Cash, Beginning Of Period                                           9,602            60,170                  -
                                                           ---------------------------------------------------
Cash, End Of Period                                        $        1,225     $      15,287     $        1,225
==============================================================================================================

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               OCTOBER 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited financial statements as of October 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2000 audited financial statements and notes thereto.

2.   MINERAL PROPERTY

            The Company has entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property for the following consideration:

     -    cash payments of U.S. $3,500;
     - exploration expenditures totalling U.S. $150,000 by December 31, 2001, U.S. $10,000 of which must be expended by December 31, 1999.

     Consideration paid to date                             $   3,500
     Less: Abandonment of mineral property                     (3,500)
                                                            ---------
                                                            $       -
                                                            =========

3.   SHARE CAPITAL

            On August 31, 2000, the Company issued 9,175,000 common shares at a price of $0.04 per share on conversion of convertible debt totalling $367,000. The convertible debt was secured by a debenture bearing interest at 10% per annum, repayable August 1, 2000 or convertible into common stock of the Company at a price which is 20% below the weighted average trading price of the shares.

4.   STOCK OPTIONS

            During the quarter ended October 31, 2000, the Company granted options to purchase 600,000 common shares of the Company at a price of $0.20 per share up to September 1, 2001.

                          EXPLORE TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               OCTOBER 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)


4.   STOCK OPTIONS (Continued)

     Had the Company accounted for its options granted, based on the fair value of awards at grant date, in a manner consistent with the methodolgy of SFAS 123, the Company's net loss and loss per common share for the three months ended October 31, 2000 would have increased by $28,368 and $Nil respectively.

5.   BUSINESS ACQUISITON

     On October 5, 2000, the Company entered into an agreement to acquire 100% of the issued and outstanding capital stock of UwantCash.com Inc., incorporated in British Columbia, Canada. Consideration for the acquisition will be the issue of 5,000,000 common shares of the Company. The purchase agreement is subject to shareholder and regulatory approvals.

Item 2. Management's Discussion and Analysis or Plan of Operations

The Company entered into an acquisition Agreement dated October 5, 2000 with UWantcash.com, Inc. ("UWantcash.com Inc") a Vancouver corporation, for the acquisition of 100% of the issued and outstanding common shares of Uwantcash.com Inc. As consideration for the purchase, the company has agreed to issue 5 million common shares to UwantCash.com Inc. upon approval of the acquisition by the shareholders of the Company at their Annual general meeting expected to take place in January, 2001. The Company has undertaken to file a Regulation SB 2 to enable these shares to become free trading.

The Uwantcash.com Inc. business model is based on licensing their proprietary software package called the "Interactive Information Console" (i2c) to 3/rd/ party websites on a monthly fee basis and providing marketing services to customers on a monthly fee basis.

The Company proposes to change its name to Explore Marketing Group Inc. Explore Marketing Group Inc. will derive its revenues from the i2c, from search engine placement and by directing traffic to client's websites.

The Company's goal is to achieve a client base of 200 websites within the next 12 months at a fee of $2000 per month per client. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1993 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

The Company will need to raise working capital. There is no assurance that the Company will be able to achieve this. The Company may have to effect a reverse stock split of its common shares in order to raise further capital.

Liquidity and Capital Resources.

The Company's cash position at October 31, 2000 was $1,225. At October 31, 2000, the Company had a working capital deficit of $48,155. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has not earned any revenue from activities since incorporation. The Company does not anticipate earning revenues until some time after the Company closes on the acquisition of UwantCash.com Inc. and UwantCash.com Inc. implements its marketing and licensing model.

The Company raised $370,000 from EuroCapital Holdings A.V.V. The funds were advanced to the Company as a loan secured under a Convertible Debenture. The terms of the Debenture was for repayment of the loan by August 1, 2000 failing which the lender had the option to exercise the Debenture at the average trading price for the five (5) days prior to the exercise date. On September 8, 2000, EuroCapital Holdings A.V.V. exercised the right to convert the debenture for 9,175,000 common shares.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaults upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information
  None

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibit 1 -- Acquisition Agreement
          (b)  Reports on Form 8-K -- Filed December 12, 2000
          (c)  Exhibit 27 -- Financial Data Schedule


                                  Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES Inc.

Date:  December 12, 2000

By:    /s/ Rod Jao
       -----------

Rod Jao
President and Director