Form 10KSB
period 2001-01-31
EXPLORE TECHNOLOGIES INC
filed 2001-04-30
CIK 1009919

                            Washington, D.C. 20549

                                  FORM 10-KSB

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 2001


                           EXPLORE TECHNOLOGIES INC.
          (Name of small business issuer as specified in its charter)


          Nevada                                               88-0419476
  (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)



                          #201 - 1166 Alberni Street
                 Vancouver, British Columbia, Canada, V6E 3Z3
 (Address, including postal code, of registrant's principal executive offices)

                                 (604)689-1659
                    (Telephone number including area code)


   Securities to be registered under Section 12(b) of the Exchange Act: None

   Securities to be registered under Section 12(g) of the Exchange Act: None

                           EXPLORE TECHNOLOGIES,INC.
                                 FORM 10 -KSB
                               TABLE OF CONTENTS

Item 1.     DESCRIPTION OF BUSINESS...........................................   2

Item 2.     DESCRIPTION OF PROPERTY...........................................   2

Item 3.     LEGAL PROCEEDINGS.................................................   2

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   3

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........   3

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........   3

Item 7.     FINANCIAL STATEMENTS..............................................   5

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................  14

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................  14

Item 10.    EXECUTIVE COMPENSATION............................................  15

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT....................................................  16

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  16

Item 13.    INDEX TO EXHIBITS.................................................  17

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

General Information

The Company was incorporated in the State of Nevada, U.S.A. on December 18, 1998. The Company was formerly an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company had intended to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possessed commercially developable quantities of gold and other precious minerals. The Company's board of directors determined that further exploration of the Miranda Property was not commercially viable and decided on April 25, 2000 to abandon its interest in the Miranda Property.

The Company is in the development stage and is currently attempting to acquire a business operation that can be vended into the Company. In addition, it is anticipated that any acquisition will be conditional upon the Company achieving additional equity financing. The Company does not have any present arrangements for additional equity financing and there is no assurance that additional equity financing could be obtained.



Item 2.          DESCRIPTION OF PROPERTY

The Company sub-leases two offices at 201-1166 Alberni Street, Vancouver, British Columbia.


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


Item 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company trades on the OTC BB under the symbol XPOR. The Company was first quoted on the Bulletin Board October 19, 1999. The high and low bid price for the Company's common stock as quoted on the OTC BB is as follows:

-----------------------------------------------------
Month Ending:       High    Low     Close    Volume
-----------------------------------------------------
January, 2001       $.03    $.03     $.03    729,700
-----------------------------------------------------
February, 2001      $.03    $.03     $.03    159,400
-----------------------------------------------------
March, 2001         $.03    $.03     $.03    249,300
-----------------------------------------------------



Item 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company had cash on hand in the amount of $844 as of January 31, 2001.

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

Results of Operations.

For the Year Ended January 31, 2001

The Company is in the development stage and currently is in the process of reviewing new business opportunities. The successful completion of the Company's development program and its ultimate transition into profitable is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company had raised approximately $367,000 in the form of a convertible debt. The Company was unable to repay the loan and on August 31, 2001, the Company issued 9,175,000 common shares at a price of $0.04 per share on the conversion of the debt.

The Company entered into a merger agreement dated May 23, 2000 with Cashsurfers, Inc., a California corporation ("Cashsurfers"), for the acquisition of an Internet based technology business known as "Cashsurfers.com". The Company was unable to raise the capital required under the terms of the merger agreement. Management attempted to extend the time frame to comply with the terms of the agreement, which was unsuccessful. As a result of the default, Cashsurfers terminated the merger agreement on July 24, 2000.

The Company entered into an acquisition Agreement dated October 5, 2000 with UWantcash.com, Inc. ("UWantcash.com Inc") a Vancouver corporation, for the acquisition of 100% of the issued and outstanding common shares of Uwantcash.com Inc. Consideration for the acquisition was the issue of 5,000,000 common shares of the Company. The purchase agreement was subject to shareholder and regulatory approvals. The Company was unable to raise the capital required under the terms of the acquisition agreement and as a result of the default, the acquisition agreement was terminated on December 6, 2000.

The Company's general and administrative expenses were $151,904 for the period ending January 31, 2001 including $104K of interest charges for the conversion of debt for common shares. Excluding interest charges, general and administrative expenses would have been $47K for the year ended January 31, 200l. These expenses were associated with obtaining capital financings and the costs associated with becoming an Exchange Issuer under the Securities Exchange Act of 1934.


Liquidity and Capital Resources.

The Company's primary source of funds since incorporation has been through the issue of its common stock. However, for the fiscal year ended January 31, 2001, the Company raised $367,000 in the form of a convertible debt that was subsequently converted into common stock. The Company did not earn any revenue from its mineral exploration activities.

The Company's cash position at January 31, 2001 was $844. At January 31, 2001, the Company had working capital of ($77,111).

The Company has recorded $3,500 in write-offs as of January 31, 2001 for the abandonment of a mineral property in Nevada.

Item 7. Financial Statements





                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)


                             FINANCIAL STATEMENTS


                           JANUARY 31, 2001 AND 2000
                           (Stated in U.S. Dollars)

                               AUDITORS' REPORT


To the Shareholders
Explore Technologies, Inc.
(A development stage company)

We have audited the balance sheets of Explore Technologies, Inc. (a development stage company) as at January 31, 2001 and 2000, and the statements of loss and deficit accumulated during the development stage, cash flows and stockholders' equity for the years ended January 31, 2001 and 2000, and the period from date of inception, December 18, 1998 to January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2001 and 2000, and the results of its operations and cash flows for the years ended January 31, 2001 and 2000, and the period from date of inception, December 18, 1998 to January 31, 1999 in accordance with United States generally accepted accounting principles applied on a consistent basis.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company incurred a loss from operations of $547,038 during the year ended January 31, 2001, and, as at January 31, 2001, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.


Vancouver, Canada        "Morgan & Company"

March 30, 2001                                             Chartered Accountants

           COMMENTS BY AUDITORS ON UNITED STATES - CANADA DIFFERENCE

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present, in accordance with generally accepted accounting principles, conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the shareholders, dated March 30, 2001, is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditors' Report.


Vancouver, Canada                                             "Morgan & Company"

March 30, 2001                                             Chartered Accountants

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                                                                           JANUARY 31
                                                                                     2001             2000
-----------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash                                                                         $      844        $    9,602

Mineral Property (Note 3)                                                               -             3,500
                                                                               ----------------------------

                                                                               $      844        $   13,102
===========================================================================================================

LIABILITIES

Current
  Accounts payable                                                             $   75,955        $    1,925
  Advances payable                                                                  2,000                 -
                                                                               ----------------------------
                                                                                   77,955             1,925
                                                                               ----------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
   25,000,000 Common shares, par value $0.001 per share

  Issued and Outstanding:
   15,225,000 Common shares                                                        15,225             6,050

  Additional paid in capital                                                      508,525            58,950

Deficit Accumulated During The Development Stage                                 (600,861)          (53,823)
                                                                                  (77,111)           11,177
                                                                               ----------------------------

                                                                               $       844       $   13,102
===========================================================================================================

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                        STATEMENTS OF LOSS AND DEFICIT
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------
                                                                                    PERIOD FROM
                                                                                     INCEPTION           INCEPTION
                                                 YEAR               YEAR            DECEMBER 18         DECEMBER 18
                                                 ENDED              ENDED             1998 TO             1998 TO
                                               JANUARY 31         JANUARY 31         JANUARY 31          JANUARY 31
                                                 2001               2000               1999                2001
-----------------------------------------------------------------------------------------------------------------------
Expenses
  Bank charges                                 $         787       $        276      $           14      $        1,077
  Interest                                           104,806                  -                   -             104,806
  Office and sundry                                    2,981                832                 154               3,967
  Office facilities and services                           -              9,000                 750               9,750
  Professional fees                                   22,499             25,113               6,483              54,095
  Stock transfer and filing fees                      12,616                  -                   -              12,616
  Travel and promotion                                 8,215                  -                   -               8,215
  Mineral property maintenance and
   exploration expenditures                                -             11,201                   -              11,201
                                               ------------------------------------------------------------------------

Loss Before The Following                            151,904             46,422               7,401             205,727

Loss On Terminated Acquisition                       357,634                  -                   -             357,634

Abandonment Of Mineral Property                        3,500                  -                   -               3,500

Contract Cancellation                                 34,000                  -                   -              34,000
                                               ------------------------------------------------------------------------

Net Loss For The Period                              547,038             46,422               7,401      $      600,861
                                                                                                         ==============

Deficit Accumulated During The
 Exploration Stage, Beginning Of Period
                                                      53,823              7,401                   -
                                               ----------------------------------------------------
Deficit Accumulated During The
 Exploration Stage, End Of Period              $     600,861       $     53,823      $        7,401
===================================================================================================

Net Loss Per Share                             $        0.04       $       0.01      $         0.01
===================================================================================================

Weighted Average Number of Common
 Shares Outstanding                               12,931,250          6,050,000           2,126,136
===================================================================================================

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                           (Stated in U.S. Dollars)


                                                                                 PERIOD FROM
                                                                                  INCEPTION     INCEPTION
                                                          YEAR         YEAR      DECEMBER 18   DECEMBER 18
                                                         ENDED         ENDED       1998 TO       1998 TO
                                                       JANUARY 31   JANUARY 31    JANUARY 31    JANUARY 31
                                                          2001         2000          1999          2001
----------------------------------------------------------------------------------------------------------
  Cash Flows From Operating Activities
       Net loss for the period                        $  (547,038)  $  (46,422)  $    (7,401)  $  (600,861)

Adjustments To Reconcile Net Loss To Net Cash
    Used By Operating Activities
    Stock issued for other than cash                       91,750            -             -        91,750
         Loss on advances                                 357,634            -             -       357,634
    Abandonment of mineral property                         3,500            -             -         3,500
      Change in accounts payable                           74,030       (1,646)        3,571        75,955
      Change in advances payable                            2,000            -             -         2,000
                                                      ----------------------------------------------------
                                                          (18,124)     (48,068)       (3,830)      (70,022)
                                                      ----------------------------------------------------

  Cash Flows From Investing Activities
        Acquisition advances                             (357,634)           -             -      (357,634)
         Mineral property                                       -       (2,500)       (1,000)       (3,500)
                                                      ----------------------------------------------------
                                                         (357,634)      (2,500)       (1,000)     (361,134)
                                                      ----------------------------------------------------

  Cash Flows From Financing Activities
        Share capital issued                                    -            -        65,000        65,000
         Convertible debt                                 367,000            -             -       367,000
                                                      ----------------------------------------------------
                                                          367,000            -        65,000       432,000
                                                      ----------------------------------------------------

    Increase (Decrease) In Cash                            (8,758)     (50,568)       60,170           844

     Cash, Beginning Of Period                              9,602       60,170             -             -
                                                      ----------------------------------------------------

       Cash, End Of Period                            $       844   $    9,602   $    60,170   $       844
==========================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the year ended January 31, 2001, the Company issued 9,175,000 common shares on the conversion of debt totalling $367,000 at a fair market value of $0.05 per share. An amount of $91,750 representing a 20% discount on conversion has been charged to interest expense.

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                           JANUARY 31, 2001 AND 2000
                           (Stated in U.S. Dollars)



                                                  Common Stock
                             -------------------------------------------------
                                                                    Additional
                                                                      Paid-in
                                      Shares           Amount         Capital            Deficit             Total
                             --------------------------------------------------------------------------------------
Shares issued for cash
  at $0.01                          6,000,000       $   6,000       $   54,000       $         -         $   60,000

Shares issued for cash
  at $0.10                             50,000              50            4,950                 -              5,000

Net loss for the period                     -               -                -            (7,401)            (7,401)
                             --------------------------------------------------------------------------------------

Balance, January 31, 1999           6,050,000           6,050           58,950            (7,401)            57,599

Net loss for the year                       -               -                -           (46,422)           (46,422)
                             --------------------------------------------------------------------------------------

Balance, January 31, 2000           6,050,000           6,050           58,950           (53,823)            11,177

Shares issued for
 convertible debt                   9,175,000           9,175          449,575                 -            458,750

Net loss for the year                       -               -                -          (547,038)          (547,038)
                             --------------------------------------------------------------------------------------

Balance, January 31, 2001          15,225,000       $  15,225       $  508,525       $  (600,861)        $  (77,111)
                             ======================================================================================

                           EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



1.  NATURE OF OPERATIONS

    a)  Organization

        The Company was incorporated in the State of Nevada, U.S.A. on December 18, 1998.

    b)  Development Stage Activities

        The Company is in the development stage and currently is in the process of reviewing new business opportunities. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support the Company's cost structure.

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

    The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Development Stage Company

         The Company is a development stage company as defined in the Statements of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                           EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    b)  Financial Instruments

        The Company's financial instruments consist of cash, accounts payable and advances payable.

        Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

    c)  Income Taxes

        The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

    d)  Net Loss Per Share

        The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.


3.    MINERAL PROPERTY

                                                                                                     2001           2000
                                                                                            ------------------------------
    The Company entered into an option agreement to acquire a 50% interest, subject to a 2.5% net smelter royalty, in the Sand Springs, Nevada property.  The Company abandoned its interest in the property during the year ended January 31, 2001.

    Consideration paid                                                                         $       3,500  $       3,500
    Less:  Written off on abandonment                                                                  3,500              -
                                                                                             ------------------------------

                                                                                               $           -  $       3,500
                                                                                             ==============================

                           EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



4.  CONVERTIBLE DEBT

    During the year ended January 31, 2001, the Company received $370,000 by way of a debt secured by a debenture bearing interest at 10% per annum. The debt was convertible into common stock of the Company at a price of 20% below the weighted average trading price of the shares.

    On September 12, 2000, the debt was converted to 9,175,000 common shares at a price of $0.05 per share. An amount of $91,750 has been charged to interest expense on conversion representing the conversion discount of 20%.


5.  ACQUISITION

    On May 23, 2000, the Company entered into a merger agreement with Cashsurfers, Inc. (a California corporation). To effect the merger, the Company was to issue 12,849,480 common shares to acquire all of the outstanding and issued common shares of Cashsurfers, Inc. On July 24, 2000, the merger agreement was terminated as the Company was unable to meet the terms of the agreement.

    An amount of $357,634 was advanced by the Company through a company with common directors as contributions to the operations by that related company to the operations of Cashsurfers, Inc. The advances were written off following the termination of the acquisition.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The directors and officers of the Company, their ages and term of service is as follows:

Name                      Age              Position with          Served as a
                                           Registrant             or Director
                                                                  Officer Since

Rod Jao                    29             President/Director    May 23, 2000


Cecil Morris               70             Director              July 24, 2000


Mr. Rod Jao is a director and the President of the Company. Mr. Jao is an entrepreneur with extensive experience in providing broad-based strategic direction to start-up technology companies. Most recently, Mr. Jao has provided effective leadership at several conferences on international business development. He continues to be a sought-after speaker in the private franchise industry and speaks to thousands of potential entrepreneurs around the world. His experience has led to the formation of several successful companies. Mr. Jao has developed numerous business plans and overseen the implementation of the administrative, logistic and operational plans, including support to the research and development efforts. He has strong business contacts, research and development contacts in both North America and Asia. Mr. Jao is the principal of his own consulting company, Rykel Development Inc., which offers project management services, private franchise business development, and advice on investment strategy.

Mr. Cecil Morris is a director of the Company and brings many years of business experience to the Company. His training is in engineering and his business background covers heavy industry, where he developed and operated two large steel window and hot dip galvanizing manufacturing plants. Mr. Morris has also been involved in the fashion industry in setting up a chain of retail stores.

All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors.


Family Relationships

No director or officer of the Company has any family relationship with any other officer or director of the Company.


Significant Employees

The Company does not have any significant employees, other than its officers and directors, at this time.


Involvement in Certain Legal Proceedings

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.


Item 10. EXECUTIVE COMPENSATION

Officers and Directors

The Company did not pay any remuneration to its officers or directors during the period from its incorporation to January 31, 2001, the date of its annual financial statements, or from January 31, 2001 to April 10, 2001. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Incentive Stock Options

During the quarter ended October 31, 2000, the Company granted options to purchase 600,000 common shares of the Company at a price of $0.20 per share up to September 1, 2001

The following table sets forth the aggregated Common Stock Options exercised by the named Executive Officers in the last fiscal year and the year-end value of unexercised options:


     Aggregated Option/SAR Exercises in Fiscal Year Ended January 31, 2001
                       And Fiscal Year-End Option Values

------------------------------------------------------------------------------------------------------------------------------------
Name              Shares       Value Realized ($)   Number of unexercised Options/SARs at      Value of Unexercised in-the-money
                  acquired on                       Fiscal Year-End (#)                        Options/SARs at Fiscal Year-End ($)
                  Exercise (#)                      Exercisable/Unexercisable                  Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Rod Jao                0              0                         150,000/0                                      0
-----------------------------------------------------------------------------------------------------------------------------------

Directors

The Directors of the Company did not receive cash compensation by the Company for their service as directors during the most recently completed fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 10, 2001, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

-------------------------------------------------------------------------------------------------------------
Name & Address of Beneficial Owner                 Amount of Beneficial                      Percent of Class
                                                   Ownership
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Cede & Co                                          5,865,425                                  38.52%
03 The Tides, Royal Road
Cape Town, South Africa

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Antico Holdings                                    1,000,000                                   6.57%
07 Abraham Veerstraat
PO Box 840
Curacao, Neth Antilles
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Tommy Calvert
Box 1290 Wandsbeck 3631
Natal, South Africa
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Weblink Marketing SA                               1,000,000                                   6.57%
C/O PO Box 25635
Miami, FL, USA
33102
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Eurocaptial Holdings AVV                             780,625                                   5.13%
7 Abraham De Veerstraat
PO Box 840
Curacao, Neth Antilles
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Cecil Morris                                         690,625                                   4.53%
03 The Tides, Royal Road
Cape Town, South Africa
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Directors and Officers As a Group                    690,625                                   4.53%
-------------------------------------------------------------------------------------------------------------

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

An amount of $357,634 was advanced to a company with common directors as contributions to the operations by that related company to the operations of

Cashsurfers, Inc. The advances were written off following the termination of the acquisition.

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


Item 13. INDEX TO EXHIBITS

Financials:
----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of Morgan Company dated March 30, 2001

Consolidated Balance Sheet for the period ended January 31, 2001

Consolidated Statement of Loss and Deficit for the period ended January 31, 2001

Consolidated Statement of Cash Flows for the period ended January 31, 2001

Notes to Consolidated Financial Statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES, INC.


      /s/ Rod Jao
By:   -------------------------------
      Rod Jao, Director, President
      Date: April 30, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Rod Jao
      -------------------------------
      Rod Jao, Director and President
      Date: April 30, 2001


By:   /s/ Cecil Morris
      -------------------------------
      Cecil Morris, Director
      Date: April 30, 2001