Form 10QSB
period 2001-04-30
EXPLORE TECHNOLOGIES INC
filed 2001-06-15
CIK 1009919

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 30, 2001

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [X] Yes   [_] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,225,000 Shares of $.001 par value Class A Common Stock outstanding as of April 30, 2001.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements



                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)


                             FINANCIAL STATEMENTS


                                APRIL 30, 2001
                                  (Unaudited)
                           (Stated in U.S. Dollars)


                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                                  (Unaudited)
                           (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------
                                                                                                APRIL 30      JANUARY 31
                                                                                                2001          2001
------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)   (Audited)
ASSETS

Current
Cash                                                                                            $     801     $     844
=======================================================================================================================

LIABILITIES

Current
Accounts payable                                                                                $  76,012     $  75,955
Advances payable                                                                                    4,104         2,000
                                                                                                -----------------------
                                                                                                   80,116        77,955
                                                                                                -----------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
25,000,000 common shares, par value $0.001 per share

Issued and Outstanding:
15,225,000 common shares                                                                           15,225        15,225

Additional paid in capital                                                                        508,525       508,525

Deficit Accumulated During The Development Stage                                                 (603,065)     (600,861)
                                                                                                -----------------------
                                                                                                  (79,315)      (77,111)
                                                                                                -----------------------
                                                                                                $     801     $     844
=======================================================================================================================

              See accompanying notes to the financial statements

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                        STATEMENTS OF LOSS AND DEFICIT
                                  (Unaudited)
                           (Stated in U.S. Dollars)



---------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                    DECEMBER 18
                                                                           THREE MONTHS ENDED         1998 TO
                                                                                APRIL 30              APRIL 30
                                                                           2001           2000          2001
---------------------------------------------------------------------------------------------------------------
 Expenses
 Bank charges                                                         $         42   $         41   $     1,119
 Interest                                                                        -              -       104,806
 Office and sundry                                                               -              -         3,967
 Office facilities and services                                                  -          2,250         9,750
 Professional fees                                                           1,630         15,503        55,725
 Stock transfer fees                                                           532          1,290        13,148
 Travel and promotion                                                            -          7,596         8,215
 Mineral property maintenance and exploration expenditures                       -              -        11,201
                                                                    -------------------------------------------

 Loss Before Other Expenses                                                 (2,204)       (26,680)     (207,931)

 Other Expenses
 Loss on terminated acquisition                                                  -              -      (357,634)
 Contract cancellation                                                           -              -       (34,000)
 Abandonment of mineral property                                                 -         (3,500)       (3,500)
                                                                    -------------------------------------------

 Net Loss For The Period                                                    (2,204)       (30,180)  $  (603,065)
                                                                                                    ===========

 Deficit Accumulated During The Development Stage, Beginning Of
 Period                                                                   (600,861)       (53,823)
                                                                    -----------------------------

 Deficit Accumulated During The Development Stage, End Of Period      $   (603,065)  $    (84,003)
=================================================================================================


 Net Loss Per Share                                                   $      (0.01)  $      (0.01)
=================================================================================================


 Weighted Average Number Of Shares Outstanding                           6,050,000      6,050,000
=================================================================================================

              See accompanying notes to the financial statements

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (Stated in U.S. Dollars)




                                                                                                       INCEPTION
                                                                                                      DECEMBER 18
                                                                               THREE MONTHS ENDED       1998 TO
                                                                                    APRIL 30            APRIL 30

                                                                                  2001         2000          2001
-----------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
   Net loss for the period                                                   $  (2,204)  $  (30,180)  $  (603,065)

 Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
    Stock issued for other than cash                                                 -            -        91,750
    Loss on advances                                                                 -            -       357,634
    Abandonment of mineral property                                                  -        3,500         3,500
    Change in accounts payable                                                      57       29,974        76,012
    Change in advances payable                                                   2,104            -         4,104
                                                                           --------------------------------------
                                                                                   (43)      (1,706)      (70,065)
                                                                           --------------------------------------

 Cash Flows From Investing Activities
   Acquisition advances                                                              -            -      (357,634)
   Mineral property                                                                  -            -        (3,500)
                                                                           --------------------------------------
                                                                                     -            -      (361,134)
                                                                           --------------------------------------

 Cash Flows From Financing Activities
   Share capital issued                                                              -            -        65,000
   Convertible debt                                                                  -            -       367,000
                                                                           --------------------------------------
                                                                                     -            -       432,000
                                                                           --------------------------------------

 Increase (Decrease) In Cash                                                       (43)      (1,706)          801

 Cash, Beginning Of Period                                                         844        9,602             -
                                                                           --------------------------------------

 Cash, End Of Period                                                         $     801   $    7,896   $       801
=================================================================================================================

              See accompanying notes to the financial statements

                          EXPLORE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                APRIL 30, 2001
                                  (Unaudited)
                           (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

    The unaudited financial statements as of April 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2001 audited financial statements and notes thereto.


Item 2. Management's Discussion and Analysis or Plan of Operations

The Company is in the development stage and is currently attempting to acquire a business operation that can be vended into the Company. In addition, it is anticipated that any acquisition will be conditional upon the Company achieving additional equity financing. There is no assurance that the Company will be able to achieve additional sales of its common stock and the Company does not have any arrangements in place for future equity financing. All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934.
The Company has no arrangements in place for future equity financing in order to fund these obligations.


Liquidity and Capital Resources.

The Company's cash position at April 30, 2001 was $801. At April 30, 2001, the Company had a working capital deficit of $79,315. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has not earned any revenue from activities since incorporation. The Company does not anticipate earning revenues until some time after the Company successfully acquires a business operation and the Company achieves a level of sales adequate to support the Company's cost structure.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaults upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K.

  (a)  None
  (b)  None


                                  Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES Inc.

Date: June 13, 2001

By:   /s/ Rod Jao
      -----------

Rod Jao
President and Director