Form 10QSB
period 2001-07-31
EXPLORE TECHNOLOGIES INC
filed 2001-09-14
CIK 1009919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2001

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period               to
                               -------------    -------------

     Commission File Number       0-25553
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [_] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,225,000 Shares of $.001 par value Class A Common Stock outstanding as of July 31, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                        JULY 31       JANUARY 31
                                                        2001          2001
--------------------------------------------------------------------------------
                                                        (Unaudited)    (Audited)
ASSETS

Current
Cash                                                    $     272     $     844
                                                        =======================

LIABILITIES

Current
Accounts payable                                        $  78,963     $  75,955
Advances payable                                            5,402         2,000
                                                        -----------------------
                                                           84,365        77,955
                                                        -----------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:

25,000,000 common shares, par value $0.001 per share

Issued and outstanding:
15,225,000 common shares                                   15,225        15,225

Additional paid in capital                                508,525       508,525

Deficit Accumulated During The Development Stage         (607,843)     (600,861)
                                                        -----------------------
                                                          (84,093)      (77,111)
                                                        -----------------------

                                                        $     272     $     844
                                                        =======================

               See accompanying notes to the financial statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         INCEPTION
                                                                                                                        DECEMBER 18
                                               THREE MONTHS ENDED                   SIX MONTHS ENDED                      1998 TO
                                                     JULY 31                             JULY 31                          JULY 31
                                               2001                    2000              2001              2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Bank charges                                   $          28      $         41      $          70      $        741    $      1,147
Interest                                                   -                 -                  -                 -         104,806
Office and sundry                                          -                                    -                 -           3,967
Office facilities and services                             -             2,250                  -             3,000           9,750
Wages-Executives                                       3,000                 -              3,000                 -           3,000
Professional fees                                        358            15,503              1,988            21,383          56,083
Stock transfer and filing fees                         1,391             1,290              1,923             4,042          14,539
Travel and promotion                                       -             7,596                  -             8,215           8,215
Mineral property maintenance and
exploration expenditures                                   -                 -                  -                 -          11,201
                                               ------------------------------------------------------------------------------------
Loss Before The Following                             (4,778)          (26,680)            (6,982)          (37,381)       (212,709)

Impairment loss on terminated acquisition                  -                 -                  -          (366,500)       (357,634)
Contract cancellation                                      -                 -                  -                 -         (34,000)
Abandonment of mineral property                            -            (3,500)                 -            (3,500)         (3,500)
                                               ------------------------------------------------------------------------------------
Net Loss For The Period                               (4,778)          (30,180)            (6,982)         (407,381)   $   (607,843)
                                                                                                                       ============

Deficit Accumulated During The
Development Stage, Beginning Of Period              (603,065)          (53,823)          (600,861)          (53,823)
                                               --------------------------------------------------------------------
Deficit Accumulated During The
Development Stage, End Of Period               $    (607,843)     $    (84,003)     $    (607,843)     $   (461,204)
                                               ====================================================================

Net Loss Per Share                             $       (0.01)     $      (0.01)     $       (0.01)     $      (0.07)
                                               ====================================================================

Weighted Average Number Of Shares
Outstanding                                       15,225,000         6,050,000         15,225,000         6,050,000
                                               ====================================================================

               See accompanying notes to the financial statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                     DECEMBER 18
                                                                   SIX MONTHS ENDED                  1998 TO
                                                                   JULY 31                           JULY 31
                                                                   2001                 2000         2001
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
Net loss for the period                                            $  (6,982)           $(407,381)   $(607,843)

Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activity
Stock issued for other than cash                                          --                   --       91,750
Loss on advances                                                          --              366,500      357,634
Abandonment of mineral property                                           --                3,500        3,500
Change in accounts payable                                             3,008               27,200       78,963
Change in advances payable                                             3,402                   --        5,402
                                                                   -------------------------------------------
                                                                        (572)             (10,181)     (70,594)
                                                                   -------------------------------------------

Cash Flows From Investing Activities
Acquisition advances                                                      --             (366,500)    (357,634)
Mineral property                                                          --                   --       (3,500)
                                                                   -------------------------------------------
                                                                          --             (366,500)    (361,134)
                                                                   -------------------------------------------
Cash Flows From Financing Activities
Share capital issued                                                      --                   --       65,000
Convertible debt                                                          --              367,000      367,000
                                                                   -------------------------------------------
                                                                          --              367,000      432,000
                                                                   -------------------------------------------

Increase (Decrease) In Cash                                             (572)              (9,681)         272
Cash, Beginning Of Period                                                844                9,602           --
                                                                   -------------------------------------------
Cash, End Of Period                                                $     272            $     (79)   $     272
                                                                   ===========================================

               See accompanying notes to the financial statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of July 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2001 audited financial statements and notes thereto.

Item 2. Management's Discussion and Analysis or Plan of Operations

The Company is in the development stage and is currently attempting to acquire a business operation that can be vended into the Company. The Company has identified several potential companies to acquire and is currently performing its due diligence on the targeted businesses. In addition, it is anticipated that any acquisition will be conditional upon the Company achieving additional equity financing. There is no assurance that the Company will be able to achieve additional sales of its common stock and the Company does not have any arrangements in place for future equity financing. All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company has no arrangements in place for future equity financing in order to fund these obligations.

Liquidity and Capital Resources.

The Company's cash position at July 31, 2001 was $272. At July 31, 2001, the Company had a working capital deficit of $84,093. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

Date:  September 13, 2001

By:    /s/ Rod Jao
       -----------

Rod Jao
President and Director