Form 10QSB
period 2001-10-31
EXPLORE TECHNOLOGIES INC
filed 2001-12-13
CIK 1009919

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,522,500 Shares of $.01 par value Class A Common Stock outstanding as of October 31, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                         OCTOBER 31   JANUARY 31
                                                            2001          2001
                                                         ----------   ----------
                                                         (Unaudited)   (Audited)
ASSETS

Current
Cash .................................................   $     245    $     844
                                                         =========    =========

LIABILITIES

Current

Accounts payable .....................................   $  81,001    $  75,955
Advances payable .....................................       9,006        2,000
                                                         ---------    ---------
                                                            90,007       77,955
                                                         ---------    ---------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
25,000,000 common shares, par value $0.01 per share

Issued and outstanding:
1,522,500 common shares at October 31, 2001 and at
January 31, 2001 .....................................      15,225       15,225

Additional paid in capital ...........................     508,525      508,525

Deficit Accumulated During The Development Stage .....    (607,843)    (600,861)
                                                         ---------    ---------
                                                           (89,762)     (77,111)
                                                         ---------    ---------
                                                         $     245    $     844
                                                         =========    =========


               See accompanying notes to the financial statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                         STATEMENTS OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                                 INCEPTION
                                                                                                                DECEMBER 18
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED           1998 TO
                                                            OCTOBER 31                    OCTOBER 31            OCTOBER 31
                                                       2001           2000           2001           2000           2001
                                                    -----------    -----------    -----------    -----------    -----------
Expenses
     Bank charges ...............................   $        28    $        35    $        98    $       776    $     1,175
     Interest ...................................          --           13,056           --           13,056        104,806
     Office and sundry ..........................          --             --             --             --            3,967
     Office facilities and services .............          --             --             --            2,981          9,750
     Wages-Executives ...........................         1,500           --            4,500           --            4,500
     Professional fees ..........................         1,730             41          3,718         21,424         57,813
     Stock transfer and filing fees .............         1,811          5,838          3,734          9,880         16,351
     Travel and promotion .......................           600           --              600          8,215          8,815
     Mineral property maintenance and exploration
       expenditures .............................          --             --             --             --           11,201
                                                    -----------    -----------    -----------    -----------    -----------
Loss Before The Following .......................        (5,669)       (18,951)       (12,651)       (56,332)      (218,378)

     Impairment loss on terminated acquisition ..          --             --             --         (366,500)      (357,634)
     Contract cancellation ......................          --             --             --             --          (34,000)
     Abandonment of mineral property ............          --             --             --           (3,500)        (3,500)
                                                    -----------    -----------    -----------    -----------    -----------
Net Loss For The Period .........................        (5,669)       (18,951)       (12,651)      (426,332)   $  (613,512)
                                                                                                                ===========
Deficit Accumulated During The Development Stage,
  Beginning Of Period ...........................      (607,843)      (461,204)      (600,861)       (53,823)
                                                    -----------    -----------    -----------    -----------

Deficit Accumulated During The Development Stage,
  End Of Period .................................   $  (613,512)   $  (480,155)   $  (613,512)   $  (480,155)
                                                    ===========    ===========    ===========    ===========

Net Loss Per Share ..............................   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.32)
                                                    ===========    ===========    ===========    ===========

Weighted Average Number Of Shares Outstanding ...     1,522,500      1,216,666      1,522,500      1,318,611
                                                    ===========    ===========    ===========    ===========

               See accompanying notes to the financial statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                   INCEPTION
                                                                                  DECEMBER 18
                                                           NINE MONTHS ENDED        1998 TO
                                                               OCTOBER 31         OCTOBER 31
                                                           2001         2000         2001
                                                        ---------    ---------    ----------
Cash Flows From Operating Activity

     Net loss for the period ........................   $ (12,651)   $(426,332)   $(613,512)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activity

     Stock issued for other than cash ...............        --           --         91,750
     Loss on advances ...............................        --        366,500      357,634
     Abandonment of mineral property ................        --          3,500        3,500
     Change in accounts payable .....................       5,046       38,558       81,001
     Change in advances payable .....................       7,006        8,897        9,006
                                                        ---------    ---------    ---------
                                                             (599)      (8,877)     (70,621)
                                                        ---------    ---------    ---------

Cash Flows From Investing Activities

     Acquisition advances ...........................        --       (366,500)    (357,634)
     Mineral property ...............................        --           --         (3,500)
                                                        ---------    ---------    ---------
                                                             --       (366,500)    (361,134)
                                                        ---------    ---------    ---------

Cash Flows From Financing Activities

     Share capital issued ...........................        --           --         65,000
     Convertible debt ...............................        --        367,000      367,000
                                                        ---------    ---------    ---------
                                                             --        367,000      432,000
                                                        ---------    ---------    ---------

Increase (Decrease) In Cash .........................        (599)      (8,377)         245

Cash, Beginning Of Period ...........................         844        9,602         --
                                                        ---------    ---------    ---------

Cash, End Of Period .................................   $     245    $   1,225    $     245
                                                        =========    =========    =========

               See accompanying notes to the financial statements

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited financial statements as of October 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2001 audited financial statements and notes thereto.

2.   SHARE CAPITAL

     i) On August 27, 2001, the Company consolidated its share capital on a ten old: one new basis. The number of issued shares has been adjusted to give effect to this change.

     ii) During the period ended October 31, 2001, the Company granted incentive share purchase options to two directors to purchase 20,000 shares at an exercise price of $0.20 per share expiring August 27, 2002. No options were exercised in the period.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The Company is in the development stage and is currently attempting to acquire a business operation that can be vended into the Company. The Company had identified several potential companies to acquire and completed its due diligence on the targeted businesses. However, upon completion of the due diligence process, the Company has decided not to proceed with any acquisition of the targeted businesses. The Company will continue to further identify and acquire a suitable business in the near future. In addition, it is anticipated that any acquisition will be conditional upon the Company achieving additional equity financing. There is no assurance that the Company will be able to achieve additional sales of its common stock and the Company does not have any arrangements in place for future equity financing. All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company has no arrangements in place for future equity financing in order to fund these obligations.

Liquidity and Capital Resources

The Company's cash position at October 31, 2001 was $245. At October 31, 2001, the Company had a working capital deficit of $89,762. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

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

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders head on August 27, 2001 the following matters were submitted to a vote of the stockholders of the Company.

The results of the voting were as follows:

(i) The election of two directors each to serve a one-year term expiring 2002:

    Nominees               Shares Voted in Favor          Shares Withheld
    --------               ---------------------          ---------------
    Rod Jao                      5,456,359                     500
    Cecil Morris                 5,456,359                     500

(ii) The proposal to approve the appointment of Morgan & Company as independent auditors of the Company was approved by a vote of 5,456,359 in favor and 500 against.

(iii) The proposal to ratify and approve the Company's 2000 Combined Incentive and Nonqualified Stock Option Plan was passed by a vote of 3,860,638 in favor, 2,095,471 unvoted and 250 against.

(iv) The proposal to provide the Board of Directors authorization to roll back the issued and outstanding shares of the Company ten to one (10:1) at the Board's discretion without further Shareholder approval was approved by a vote of 3,860,138 in favor, 2,095,971 unvoted and 250 against.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  None

     (b)  None

                                   Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES Inc.

Date:  December 13, 2001

By:    /s/ Rod Jao
       -----------

Rod Jao
President and Director