Form 10KSB
period 2002-01-31
EXPLORE TECHNOLOGIES INC
filed 2002-04-30
CIK 1009919

EXPLORE TECHNOLOGIES INC



                            FILING TYPE:    10KSB
                            DESCRIPTION:    ANNUAL REPORT
                            FILING DATE:    APRIL 30, 2002
                            PERIOD  END:    JAN 31, 2002


                       PRIMARY EXCHANGE:    OVER THE COUNTER BULLETIN BOARD
                                 TICKER:    EXTL

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------
             To jump to a section, double-click on the section name.

                                      10KSB

Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
Item 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
Item 2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
Item 3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
Item 4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Table 2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Item 7 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Table 4. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Cash Flow Statement. . . . . . . . . . . . . . . . . . . . . . . . . . .
Table 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 8 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 9 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
Item 10. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
Item 11. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
Table 7. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
Item 12. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20
Item 13. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                                     EX-27

Exhibit 27 Table . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002


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



                           #201 - 1166 Alberni Street
                  Vancouver, British Columbia, Canada, V6E 3Z3
  (Address, including postal code, of registrant's principal executive offices)

                                  (604)689-1659
                     (Telephone number including area code)


    Securities to be registered under Section 12(b) of the Exchange Act: None

    Securities to be registered under Section 12(g) of the Exchange Act: None

                               EXPLORE TECHNOLOGIES,INC.
                                     FORM 10 -KSB
                                   TABLE OF CONTENTS



Item 1.      DESCRIPTION OF BUSINESS                                           5

Item 2.      DESCRIPTION OF PROPERTY                                           5

Item 3.      LEGAL PROCEEDINGS                                                 5

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          6

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         6

Item 7.      FINANCIAL STATEMENTS

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 10.     EXECUTIVE COMPENSATION

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13.     INDEX TO EXHIBITS

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

Item 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company trades on the OTC BB under the symbol EXTL. The Company was first quoted on the Bulletin Board October 19, 1999. The high and low bid price for the Company's common stock as quoted on the OTC BB is as follows:

- - -----------------------------------------------------------
Month Ending:      High       Low        Close      Volume
- - -----------------------------------------------------------
January, 2002     $.06        $.06        $.06      8,100
- - -----------------------------------------------------------
February, 2002    $.06        $.06        $.06      3,800
- - -----------------------------------------------------------
March, 2002       $.20        $.06        $.20      25,200
- - -----------------------------------------------------------



Item 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company had cash on hand in the amount of $217 as of January 31, 2002.

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock. The Company does not have any arrangements in place for future equity financing of the Company.

The Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934.
The Company anticipates that it will require funds of approximately $20,000 over the next twelve months to fund these obligations. The Company has no arrangements in place for future equity financing in order to fund these obligations.


Results of Operations.

For the Year Ended January 31, 2002

The Company is in the development stage and currently is in the process of reviewing new business opportunities. The Company had identified several potential companies to acquire and completed its due diligence on the targeted businesses. However, upon completion of the due diligence process, the Company has decided not to proceed with any acquisition of the targeted businesses. The successful completion of the Company's development program and its ultimate transition into profitability is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company's general and administrative expenses were $16,989 for the period ending January 31, 2002. These expenses were mainly attributed to the costs associated with becoming an Exchange Issuer under the Securities Exchange Act of 1934.

Liquidity and Capital Resources.

The Company's primary source of funds since incorporation has been through the issue of its common stock.

The Company's cash position at January 31, 2001 was $217. At January 31, 2002, the Company had working capital of ($94,100).

Item 7.  FINANCIAL STATEMENTS



                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                            JANUARY 31, 2002 AND 2001
                             (Stated in U.S. Dollars)

                                                           MORGAN
                                                           &
                                                           COMPANY
                                                           Chartered Accountants

                                AUDITORS' REPORT



To the Shareholders
Explore Technologies, Inc.
(A Development Stage Company)


We have audited the balance sheets of Explore Technologies, Inc. (a development stage company) as at January 31, 2002 and 2001, and the statements of loss and deficit accumulated during the development stage, cash flows and stockholders' equity for the years ended January 31, 2002 and 2001, and the period from date of inception, December 18, 1998, to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2002 and 2001, and the results of its operations and cash flows for the years ended January 31, 2002 and 2001, and the period from date of inception, December 18, 1998, to January 31, 2002 in accordance with United States generally accepted accounting principles applied on a consistent basis.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada     "Morgan & Company"
April 15, 2002                                             Chartered Accountants



Tel: (604) 687-5841                 MEMBER OF      P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075             [GRAPHIC OMITTED]                 Suite 1488-700
www.morgan-cas.com                    ACPA                   West Georgia Street
                                  INTERNATIONAL          Vancouver, B.C. V7Y 1A1

                           EXPLORE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                                                       JANUARY 31
                                                          2002        2001
-----------------------------------------------------------------------------
ASSETS

Current
Cash                                                   $     217   $     844
=============================================================================

LIABILITIES

Current
Accounts payable (Note 4(a))                           $  80,981   $  75,955
Advances payable (Note 4(b))                              13,336       2,000
                                                       ----------------------
                                                          94,317      77,955
                                                       ----------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
25,000,000 Common shares, par value $0.001 per share

Issued and Outstanding:
15,225,000 Common shares                                   1,523       1,523

Additional paid in capital                               522,227     522,227

Deficit Accumulated During The Development Stage        (617,850)   (600,861)
                                                       ----------------------
                                                         (94,100)    (77,111)
                                                       ----------------------

                                                       $     217   $     844
=============================================================================

                           EXPLORE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF LOSS AND DEFICIT
                            (STATED IN U.S. DOLLARS)

                                                                           INCEPTION
                                                                          DECEMBER 18
                                                                            1998 TO
                                          YEARS ENDED JANUARY 31          JANUARY 31
                                       2002          2001        2000        2002
                                   ------------  -----------  ----------  -----------

EXPENSES
  Bank charges                     $       126   $       787  $      276  $   1,203
  Interest                                   -       104,806           -    104,806
  Office and sundry                          -         2,981         832      3,967
  Office facilities and services             -             -       9,000      9,750
  Professional fees                      4,395        22,499      25,113     58,490
  Stock transfer and filing fees         7,450        12,616           -     20,066
  Travel and promotion                     600         8,215           -      8,815
  Foreign exchange gain                 (1,582)            -           -     (1,582)
  Mineral property maintenance
    and exploration expenditures             -             -      11,201     11,201
  Management fees                        6,000             -           -      6,000
                                   -------------------------------------------------

LOSS BEFORE THE FOLLOWING               16,989       151,904      46,422    222,716

LOSS ON TERMINATED ACQUISITION               -       357,634           -    357,634
ABANDONMENT OF MINERAL PROPERTY              -         3,500           -      3,500
CONTRACT CANCELLATION                        -        34,000           -     34,000
                                   -------------------------------------------------

NET LOSS FOR THE YEAR                   16,989       547,038      46,422  $ 617,850
                                                                          ==========
DEFICIT ACCUMULATED DURING THE
  EXPLORATION STAGE, BEGINNING OF
  YEAR                                 600,861        53,823       7,401
                                   -------------------------------------
DEFICIT ACCUMULATED DURING THE
  EXPLORATION STAGE, END OF YEAR   $   617,850   $   600,861  $   53,823
========================================================================

NET LOSS PER SHARE                 $      0.01   $      0.04  $     0.08
========================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 1,522,500     1,293,125     605,000
========================================================================

                                  EXPLORE TECHNOLOGIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS
                                  (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------
                                                                                  INCEPTION
                                                                                  DECEMBER 18
                                                                                    1998 TO
                                                   YEARS ENDED JANUARY 31         JANUARY 31
                                              2002         2001         2000         2002
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the year                 $   (16,989)  $ (547,038)  $  (46,422)  $ (617,850)


ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES
    Stock issued for other than cash                -       91,750            -       91,750
    Loss on advances                                -      357,634            -      357,634
    Abandonment of mineral property                 -        3,500            -        3,500
    Change in accounts payable                  5,026       74,030       (1,646)      80,981
    Change in advances payable                 11,336        2,000            -       13,336
                                          ---------------------------------------------------
                                                 (627)     (18,124)     (48,068)     (70,649)
                                          ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition advances                            -     (357,634)           -     (357,634)
    Mineral property                                -            -       (2,500)      (3,500)
                                          ---------------------------------------------------
                                                    -     (357,634)      (2,500)    (361,134)
                                          ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Share capital issued                            -            -            -       65,000
    Convertible debt                                -      367,000            -      367,000
                                          ---------------------------------------------------
                                                    -      367,000            -      432,000
                                          ---------------------------------------------------

INCREASE (DECREASE) IN CASH                      (627)      (8,758)     (50,568)         217

CASH, BEGINNING OF YEAR                           844        9,602       60,170            -
                                          ---------------------------------------------------

CASH, END OF YEAR                         $       217   $      844   $    9,602   $      217
=============================================================================================

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

                           EXPLORE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             JANUARY 31, 2002 AND 2001
                             (STATED IN U.S. DOLLARS)

                                  COMMON STOCK
                           ------------------------------
                                               ADDITIONAL
                                                 PAID-IN
                            SHARES    AMOUNT     CAPITAL     DEFICIT      TOTAL
                           -------------------------------------------------------
Shares issued for cash at
    $0.01                    600,000  $   600  $    59,400  $       -   $  60,000

Shares issued for cash at
    $0.10                      5,000        5        4,995          -       5,000

Net loss for the period            -        -            -     (7,401)     (7,401)
                           -------------------------------------------------------

Balance, January 31, 1999    605,000      605       64,395     (7,401)     57,599

Net loss for the year              -        -            -    (46,422)    (46,422)
                           -------------------------------------------------------

Balance, January 31, 2000    605,000      605       64,395    (53,823)     11,177

Shares issued for
  convertible debt           917,500      918      457,832          -     458,750

Net loss for the year              -        -            -   (547,038)   (547,038)
                           -------------------------------------------------------

Balance, January 31, 2001  1,522,500    1,523      522,227   (600,861)    (77,111)

Net loss for the year              -        -            -    (16,989)    (16,989)
                           -------------------------------------------------------

Balance, January 31, 2002  1,522,500  $ 1,523  $   522,227  $(617,850)  $ (94,100)
                           =======================================================

                           EXPLORE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)



1.   ORGANIZATION

     The Company was incorporated in the State of Nevada, U.S.A. on December 18, 1998.


2.   DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

     The Company is a development stage company as defined in the Statements of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at January 31, 2002, has a working capital deficiency of $94,100. The Company expects to continue to incur substantial losses in its efforts to establish a new business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue with its efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                           EXPLORE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     a)   Financial Instruments

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

     c)   Stock Based Compensation

          The Company accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

     d)   Use of Estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's best estimate as additional information becomes available in the future.

     e)   Net Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive

                           EXPLORE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)



4.   DEBT  SETTLEMENT

     a) On January 4, 2002, the Company agreed to settle accounts payable totalling $13,055 by the issue of 261,100 common shares at a price of $0.05 per share. As at January 31, 2002, no shares have been issued.

     b) On January 15, 2002, the Company agreed to settle advances totalling $2,500 by the issue of 50,000 common shares at a price of $0.05 per share. As at January 31, 2002, no shares have been issued.


5.   SHARE  CAPITAL

     During the year ended January 31, 2002, the Company consolidated its issued and outstanding common stock on a 10-old;1-new basis. The financial statements applicable to prior periods have been restated to reflect the consolidation of common stock.


6.   STOCK OPTIONS

     During the year ended January 31, 2002, the Company granted stock options to two directors to purchase 20,000 shares of common stock at a price of $0.20 per share. There is no expiry date of the options.

     As at January 31, 2002, all options remain outstanding.

     Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company's loss for the period would have been as follows:

                                                           2002       2001
                                                        ---------------------

     Loss for the year                                  $(16,989)  $(547,038)
     Additional compensation expense                      (3,602)          -
                                                        ---------------------

     Pro-forma loss for the year                        $(20,591)  $(547,038)
                                                        =====================

     Pro-forma basic and fully diluted loss per share   $  (0.01)  $   (0.36)
                                                        =====================

                           EXPLORE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)



6.   STOCK OPTIONS (Continued)

     The pro-forma compensation expense is estimated using the Black Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:

                                                         2002   2001
                                                         -----------

     Risk free interest rate                             5.25%     -
     Expected life (in years)                             3.0      -
     Expected volatility                                  186%     -

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


Item 10. EXECUTIVE COMPENSATION

Officers and Directors

The Company paid each of the directors $3,000 for the latest fiscal year ended January 31, 2002. No other remuneration was paid to its officers or directors during the period from its incorporation to January 31, 2001. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Incentive Stock Options

During the quarter ended October 31, 2001, the Company granted incentive share purchase options to two directors to purchase 20,000 shares at an exercise price of $0.20 per share. There is no expiry date of the options. No options were exercised in the period.

The following table sets forth the aggregated Common Stock Options exercised by the named Executive Officers in the last fiscal year and the year-end value of unexercised options:



    Aggregated Option/SAR Exercises in Fiscal Year Ended January 31, 2002
                      And Fiscal Year-End Option Values

         Shares
         acquired              Number of unexercised       Value of Unexercised in-
         on         Value      Options/SARs at Fiscal      the-money Options/SARs at
         Exercise   Realized   Year-End (#)                Fiscal Year-End ($)
Name     (#)        ($)        Exercisable/Unexercisable   Exercisable/Unexercisable
-------  ---------  ---------  --------------------------  --------------------------

Rod Jao          0          0                      20,000                           0
-------  ---------  ---------  --------------------------  --------------------------
 Cecil
Morris           0          0                      20,000                           0
-------  ---------  ---------  --------------------------  --------------------------

Directors

Each of the Directors of the Company received $3,000 cash compensation by the Company for their service as directors during the most recently completed fiscal year.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 1, 2002, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------
Name & Address of Beneficial Owner   Amount of Beneficial       Percent of Class
                                     Ownership
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cede & Co                             594,007                  39.02%
03 The Tides, Royal Road
Cape Town, South Africa
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Antico Holdings                       100,000                  6.57%
07 Abraham Veerstraat
PO Box 840
Curacao, Neth Antilles
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Tommy Calvert                         100,000                  6.57%
Box 1290 Wandsbeck 3631
Natal, South Africa
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weblink Marketing SA                  100,000                  6.57%
C/O PO Box 25635
Miami, FL, USA
33102
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cecil Morris                           69,063                  4.53%
03 The Tides, Royal Road
Cape Town, South Africa
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Directors and Officers As a Group      69,063                   4.53%
--------------------------------------------------------------------------------


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.

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

Financials:
- - ----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of Morgan Company dated April 15, 2002

Consolidated Balance Sheet for the period ended January 31, 2002

Consolidated Statement of Loss and Deficit for the period ended January 31, 2002

Consolidated Statement of Cash Flows for the period ended January 31, 2002

Notes to Consolidated Financial Statements

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORE TECHNOLOGIES, INC.


By:   /s/ Rod Jao
      -------------------------------
      Rod Jao, Director, President
      Date: April 30, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Rod Jao
      -------------------------------
      Rod Jao, Director and President
      Date: April 30, 2002


By:   /s/ Cecil Morris
      -------------------------------
      Cecil Morris, Director
      Date: April 30, 2002