Form 10QSB
period 2002-04-30
EXPLORE TECHNOLOGIES INC
filed 2002-06-25
CIK 1009919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

☐  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 0-25553

PAN ASIA COMMUNICATIONS CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	88-0419476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 201-1166 Alberni Street, Vancouver British Columbia V6E 3Z3
(Address of principal executive offices)                                                                         (Zip Code)

Issuer’s telephone number, including area code: 604-681-2274

Suite 505-1155 Robson Street, Vancouver, British Columbia, Canada V6E 1B5

(Former name, EXPLORE TECHNOLOGIES, INC.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,071,000 Shares of $.001 par value Class A Common Stock outstanding as of June 15, 2002.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

PAN ASIA COMMUNICATIONS CORP
(A Development Stage Company)
(Formerly Explore Technologies, Inc.)

FINANCIAL STATEMENTS

APRIL 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

PAN ASIA COMMUNICATIONS CORP
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	April 30 2002	January 31 2002
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$287	$336

LIABILITIES
Current
Accounts payable	$(73,576)	$(80,981)
Advances payable	4,104	2,000

	80,116	77,955

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Share Capital Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and Outstanding:
15,225,000 common shares	15,225	15,225
Additional paid in capital	508,525	508,525
Deficit Accumulated During The Development Stage	(603,065)	(600,861)

	(79,315)	(77,111)

	$801	$844

See accompanying notes to the financial statements

PAN ASIA COMMUNICATIONS CORP.
(A Development Stage Company)

STATEMENTS OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended April 30		Inception December 18, 1998 to April 30, 2002
	2002	2001
Expenses
Bank charges	$42	$41	$1,119
Interest	—	—	104,806
Office and sundry	—	—	3,967
Office facilities and services	—	2,250	9,750
Professional fees	1,630	15,503	55,725
Stock transfer fees	532	1,290	13,148
Travel and promotion	—	7,596	8,215
Mineral property maintenance and exploration expenditures	—	—	11,201

Loss Before Other Expenses	(2,204)	(26,680)	(207,931)
Other Expenses
Loss on terminated acquisition	—	—	(357,634)
Contract cancellation	—	—	(34,000)
Abandonment of mineral property	—	(3,500)	(3,500)

Net Loss For The Period	(2,204)	(30,180)	$(603,065)

Deficit Accumulated During The Development Stage, Beginning Of Period	(600,861)	(53,823)

Deficit Accumulated During The Development Stage, End Of Period	$(603,065)	$(84,003)

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	6,050,000	6,050,000

See accompanying notes to the financial statements

PAN ASIA COMMUNICATIONS CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended April 30		Inception December 18, 1998 to April 30 2002
	2002	2001
Cash Flows From Operating Activities
Net loss for the period	$(2,204)	$(30,180)	$(603,065)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock issued for other than cash	—	—	91,750
Loss on advances	—	—	357,634
Abandonment of mineral property	—	3,500	3,500
Change in accounts payable	57	29,974	76,012
Change in advances payable	2,104	—	4,104

	(43)	(1,706)	(70,065)

Cash Flows From Investing Activities
Acquisition advances	—	—	(357,634)
Mineral property	—	—	(3,500)

	—	—	(361,134)

Cash Flows From Financing Activities
Share capital issued	—	—	65,000
Convertible debt	—	—	367,000

	—	—	432,000

Increase (Decrease) In Cash	(43)	(1,706)	801
Cash, Beginning Of Period	844	9,602	—

Cash, End Of Period	$801	$7,896	$801

See accompanying notes to the financial statements

PAN ASIA COMMUNICATIONS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2002 audited financial statements and notes thereto.

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The Company is in the development stage and is currently attempting to acquire a business operation that can be vended into the Company. In addition, it is anticipated that any acquisition will be conditional upon the Company achieving additional equity financing. There is no assurance that the Company will be able to achieve additional sales of its common stock and the Company does not have any arrangements in place for future equity financing. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

The Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company has no arrangements in place for future equity financing in order to fund these obligations.

Liquidity and Capital Resources.

The Company’s cash position at April 30, 2002 was $801. At April 30, 2002, the Company had a working capital deficit of $79,315. The Company will require additional funding to continue operations as its current liabilities exceed its current assets.

The Company’s primary source of funds since incorporation has been through the issue of its common stock. The Company has not earned any revenue from activities since incorporation. The Company does not anticipate earning revenues until some time after the Company successfully acquires a business operation and the Company achieves a level of sales adequate to support the Company’s cost structure.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

Effective May 17, 2002 the Company completed a name change to Pan Asia Communications Corp.

Effective May 17, 2002 the Company increased the authorized capital to 100,000,000 common shares.

On April 20, 2002 the Company agreed to acquire 100% of the issued and outstanding common stock of Access Network Limited (“Access”) a British Virgin Island corporation and certain net assets associated with the operations of Access, by the issue of 8,000,000 shares of common stock of the Company. In addition the Company will issue 2,000,000 shares of the common stock as a finders fee. The Company will also issue 4,000,000 shares of the common stock to a creditor of Access.

Subsequent to April 30, 2002 the Company has agreed to issue 12,598,500 shares of common stock to creditors of Access in settlement of debt of approximately $700,000.

Effective May 14, 2002 all pre conditions to the acquisition were satisfied.

Subsequent to April 30, 2002 the Company entered into a number of agreements for the provisions of customer research, support and financial services. Under the agreements, the Company will issue up to 5,950,000 shares of common stock at a maximum price of $0.30 per share.

Item 6.    Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On May 14, 2002 the Company filed a Form 8-K announcing the entering into of an agreement to acquire Access Network Limited for 8,000,000 common shares and a finders fee of 2,000,000 common shares.

On May 22 2002, the Company filed a form 8-K announcing that all preconditions on the acquisition of Access Network Limited had been met and that the Company had further agreed to issue an additional 4,000,000 shares to satisfy a debt due by Access Network Limited. Further, that debt settlement agreements had been made to extinguish $700,000 of debt, by the issuance of 12,598,500 shares issued under Rule 144. In addition the Company announced a name change to Pan Asia Communications Corp.

On May 31 2002 the Company filed a Form S-8 to register 5,950,000 shares of common stock issued under a number of agreements for provision of customer research, technology support and financial services at a maximum price of $0.30 per share.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2002
PAN ASIA COMMUNICATIONS CORP.

By:	/s/ ROD JAO
Rod Jao
President and Director