Form 10QSB
period 2002-09-18
PAN ASIA COMMUNICATIONS CORP
filed 2002-09-23
CIK 1009919

U. S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2002
                     ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_______________________

Commission File No. 0-25553
                    -------

                             PAN ASIA COMMUNICATIONS CORP
                             ----------------------------
                   (Name of Small Business Issuer in its Charter)

Nevada                                                                88-0419476
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                           Suite 201-1166 Alberni Street
                         Vancouver, British Columbia V6E 3Z3
                   ----------------------------------------------
                     (Address of Principal Executive Offices)

                                    (604) 681-2274
                                    --------------
                              Issuer's Telephone Number

                              EXPLORE TECHNOLOGIES, INC.
                              --------------------------
            (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         (1)   Yes    X     No        (2)   Yes     X      No
                    -----       -----             -----        -----

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                    Not applicable

                         (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                     July 31 , 2002

                               Common - 34,071,006 shares

                           DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format      Yes         No     X
                                                    -----       -----

INDEX

Part I - Financial Information

Item 1.   Financial Statements                                              Page


          Balance Sheets                                                    F-1

          Statements of Loss and Deficit                                    F-2

          Statements of Cash Flows                                          F-3

          Notes to the Financial Statements                                 F-4


PART II - Other Information                                                 F-12

SIGNATURES                                                                  F-13

                   PAN ASIA COMMUNICATIONS CORP.
              (Formerly Explore Technologies, Inc.)
                   (A Development Stage Company)


                      FINANCIAL STATEMENTS


                        JULY 31, 2002
                         (Unaudited)

                    PAN ASIA COMMUNICATIONS CORP.
                 (Formerly Explore Technologies, Inc.)
                    (A Development Stage Company)

                           BALANCE SHEETS
                            (Unaudited)
                     (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                        JULY 31      JANUARY 31
                                                          2002          2002
-------------------------------------------------------------------------------
                                                      (Unaudited)     (Audited)

ASSETS

Current
   Cash                                                $      140           217
-------------------------------------------------------------------------------

LIABILITIES

Current
   Accounts payable                                    $   95,466        80,981
   Advances payable                                        13,336        13,336
                                                      -------------------------
                                                          108,802        94,317
                                                      -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:

     100,000,000 common shares, par value
      $0.001 per share

   Issued and outstanding:
     34,071,006 common shares at July 31, 2002 and
     1,522,506 common shares at January 31, 2002           34,071         1,523

   Additional paid-in capital                           2,915,104       522,227

   Common shares issued in transactions
    rescinded and expected to be recovered
    23,272,880 common shares at July 31, 2002
    (Note 5)                                           (1,723,644)         -

Deficit Accumulated During The Development Stage       (1,334,193)     (617,850)
                                                      -------------------------
                                                         (108,662)      (94,100)
                                                      -------------------------

                                                       $      140    $      217
===============================================================================



                See accompanying notes to the financial statements

                      PAN ASIA COMMUNICATIONS CORP.
                  (Formerly Explore Technologies, Inc.)
                     (A Development Stage Company)

                     STATEMENTS OF LOSS AND DEFICIT
                             (Unaudited)
                       (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                                            INCEPTION
                                                                                                           DECEMBER 18
                                                 THREE MONTHS ENDED               SIX MONTHS ENDED           1998 TO
                                                       JULY 31                        JULY 31                JULY 31
                                               2002            2001            2002            2001            2002
------------------------------------------------------------------------------------------------------------------------
Expenses
  Foreign exchange (gain)                $        -      $        -      $        -      $        -      $      (1,582)
  Bank charges                                      44              28              77              70           1,280
  Interest                                        -               -               -               -            104,806
  Office and sundry                               -               -               -               -              3,967
  Office facilities and services                 1,500            -              1,500            -             11,250
  Professional fees                             11,949             358          11,949           1,988          70,439
  Stock transfer and filing fees                 1,036           1,391           1,036           1,923          21,102
  Travel and promotion                            -               -               -               -              8,815
  Mineral property maintenance and
   exploration expenditures                       -               -               -               -             11,201
  Management fees                                 -               -               -               -              6,000
                                         -----------------------------------------------------------------------------
Loss Before The Following                      (14,529)         (6,278)        (14,562)         (8,482)       (237,278)

  Loss on terminated acquisition
   (Note 5)                                   (701,781)           -           (701,781)           -         (1,059,415)
  Contract cancellation                           -               -               -               -            (34,000)
  Abandonment of mineral property                 -               -               -               -             (3,500)
                                         -----------------------------------------------------------------------------
Net Loss For The Period                       (716,310)         (6,278)       (716,343)         (8,482)  $  (1,334,193)
                                                                                                         =============
Deficit Accumulated During The
  Development Stage,
  Beginning Of Period                         (617,883)       (603,065)       (617,850)       (609,343)
                                         -------------------------------------------------------------

Deficit Accumulated During The
  Development Stage,
  End Of Period                          $  (1,334,193)  $    (609,343)  $  (1,334,193)  $    (609,343)
======================================================================================================

Net Loss Per Share                       $       (0.03)  $       (0.01)  $       (0.05)  $       (0.01)
======================================================================================================

Weighted Average Number Of
  Shares Outstanding                        28,856,728       1,522,500      14,003,156       1,522,500
======================================================================================================

                See accompanying notes to the financial statements

                      PAN ASIA COMMUNICATIONS CORP.
                  (Formerly Explore Technologies, Inc.)
                     (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS
                             (Unaudited)
                       (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------
                                                                                  INCEPTION
                                                                                 DECEMBER 18
                                                        SIX MONTHS ENDED           1998 TO
                                                             JULY 31                JULY 31
                                                      2002            2001            2002
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
   Net loss for the period                      $    (716,343)  $      (8,482)  $  (1,334,193)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activity
  Stock issued for other than cash                    701,781            -            793,531
  Loss on advances                                       -               -            357,634
  Abandonment of mineral property                        -               -              3,500
  Change in accounts payable                           14,485           4,508          95,466
  Change in advances payable                             -              3,402          13,336
                                                ---------------------------------------------
                                                          (77)           (572)        (70,726)
                                                ---------------------------------------------

Cash Flows From Investing Activities
  Acquisition advances                                   -               -           (357,634)
  Mineral property                                       -               -             (3,500)
                                                ---------------------------------------------
                                                         -               -           (361,134)
                                                ---------------------------------------------

Cash Flows From Financing Activities
  Share capital issued                                   -               -             65,000
  Convertible debt                                       -               -            367,000
                                                ---------------------------------------------
                                                         -               -            432,000
                                                ---------------------------------------------

Increase (Decrease) In Cash                               (77)           (572)            140

Cash, Beginning Of Period                                 217             844            -

Cash, End Of Period                             $         140   $         272   $         140
=============================================================================================

Supplemental Cash Flow Information
  Shares issued for acquisition of business     $   1,080,000   $        -      $   1,080,000
  Shares issued for finders fee                       180,000            -            180,000
  Shares issued for debt                              629,925            -            629,925
  Shares issued for services                          535,500            -            535,500
  Shares issued in transactions rescinded
   and expected to be recovered                    (1,723,644)           -         (1,723,644)
=============================================================================================

                See accompanying notes to the financial statements

                      PAN ASIA COMMUNICATIONS CORP.
                  (Formerly Explore Technologies, Inc.)
                     (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS

                              JULY 31, 2002
                               (Unaudited)
                        (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of July 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2002 audited financial statements and notes thereto.


2.   CHANGE OF NAME

     Effective May 17, 2002, the Company changed its name to Pan Asia Communications Corp.


3.   SHARE CAPITAL

     Effective May 17, 2002, the Company increased its authorized capital to 100,000,000 common shares.


4.   ACQUISITION

     On May 15, 2002, the Company acquired 100% of the issued and outstanding common stock of Access Network Limited ("Access"), a British Virgin Island corporation, and certain net assets associated with the operations of Access, by the issue of 12,000,000 shares of common stock of the Company. In addition, the Company issued 2,000,000 shares of common stock as a finders fee.

     On May 15, 2002, the Company issued 12,598,500 shares of common stock to creditors of Access in settlement of debt of $629,925.

     On June 5, 2002, the Company issued 5,950,000 shares of common stock at a price of $0.09 per share, to consultants for a number of agreements for the provision of customer research, technology support and financial services related to the business acquired from Access.

                      PAN ASIA COMMUNICATIONS CORP.
                  (Formerly Explore Technologies, Inc.)
                     (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS

                              JULY 31, 2002
                               (Unaudited)
                        (Stated in U.S. Dollars)



5.   RECISION OF ACQUISITION

     On September 3, 2002, the Company entered into an agreement to rescind the agreement dated May 15, 2002. The Company and the recipients of the 14,000,000 common shares have agreed that the shares will be returned to treasury.

     The Company is negotiating with the previous creditors of Access and anticipates that, from a total of 12,598,500 common shares issued, 9,272,880 shares will be returned to treasury.

     All agreements with consultants have been cancelled effective September 3, 2002. No shares will be returned to treasury.

PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes In Securities
-------   ---------------------

          None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submissions Of Matters To A Vote Of Security Holders
-------   ----------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8K
-------   -------------------------------

   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 23, 2002            PAN ASIA COMMUNICATIONS CORP.


                                       By:  /s/ Rod Jao
                                          ---------------------------------
                                          Rod Jao, President

                                                                    EXHIBIT 99.1


                                  CERTIFICATION

I, Rod Jao President of Pan Asia Communications Corp. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pan Asia Communications Corp., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                              Pan Asia Communications Corp.

                              By:   /s/ Rod Jao
                                 ------------------------------------------
                                 President and Principle Executive Officer

Date: September 23, 2002