Form 10QSB
period 2002-10-31
PAN ASIA COMMUNICATIONS CORP
filed 2002-12-19
CIK 1009919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the quarter ended  October 31, 2002

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

                         Suite 1001-1166 Alberni Street
                      Vancouver, British Columbia V6E 3Z3
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)



State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  As of October 31, 2002 the company had issued 13,789,945 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

 A description of any "Documents Incorporated by Reference" is contained in Item
                                6 of this Report.

               TRANSITIONAL SMALL BUSINESS ISSUER FORMAT YES NO X


INDEX

Part  I - Financial Information


Item  1.  Financial Statements                                             Page


          Balance Sheets                                                    F-1

          Statements of Loss and Deficit                                    F-2

          Statements of Cash Flows                                          F-3

          Notes to the Financial Statements                                 F-4


PART II - Other Information                                                 F-12

SIGNATURES                                                                  F-13

                              FINANCIAL STATEMENTS


                                OCTOBER 31, 2002
                         (PAN ASIA COMMUNICATIONS CORP.
                      (FORMERLY EXPLORE TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------
                                                        OCTOBER 31    JANUARY 31
                                                           2002          2002
---------------------------------------------------------------------------------
                                                       (UNAUDITED)     (Audited)
ASSETS

CURRENT
  Cash                                                 $       140           217
=================================================================================
LIABILITIES

CURRENT
  Accounts payable                                     $   186,466        80,981
  Advances payable                                          13,528        13,336
                                                       --------------------------
                                                           199,994        94,317
                                                       --------------------------
SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares, par value $0.001 per share

  Issued and outstanding:
    13,789,945 common shares at October 31, 2002 and
     1,522,506 common shares at January 31, 2002            13,790         1,523

  Additional paid-in capital                             1,361,332       522,227

  Common shares issued in transactions rescinded and
    expected to be recovered
     2,991,820 common shares at October 31, 2002          (149,591)            -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (1,425,385)     (617,850)
                                                       --------------------------
                                                          (199,854)      (94,100)
                                                       --------------------------

                                                       $       140   $       217
=================================================================================

               See accompanying notes to the financial statements

                                     PAN ASIA COMMUNICATIONS CORP.
                                 (FORMERLY EXPLORE TECHNOLOGIES, INC.)
                                     (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENT OF LOSS AND DEFICIT
                                              (UNAUDITED)
                                        (STATED IN U.S. DOLLARS)


-------------------------------------------------------------------------------------------------------
                                                                                            INCEPTION
                                                                                            DECEMBER 18
                                       THREE MONTHS ENDED          NINE MONTHS ENDED         1998 TO
                                           OCTOBER 31                  OCTOBER 31           OCTOBER 31
                                       2002          2001          2002          2001          2002
-------------------------------------------------------------------------------------------------------
EXPENSES
  Foreign exchange (gain)          $          -   $        -   $         -   $         -   $    (1,582)
  Bank charges                                -           28            77            98         1,280
  Interest                                    -            -             -             -       104,806
  Office and sundry                         192            -           192             -         4,159
  Office facilities and services              -            -         1,500             -        11,250
  Professional fees                       1,000        1,730        12,949         3,718        71,439
  Stock transfer and filing fees              -        1,811         1,036         3,735        21,102
  Travel and promotion                        -          600             -           600         8,815
  Mineral property maintenance
    and exploration
    expenditures                              -            -             -             -        11,201
Management fees                          90,000        1,500        90,000         4,500        96,000
                                   --------------------------------------------------------------------
LOSS BEFORE THE FOLLOWING               (91,192)      (5,669)     (105,754)      (12,651)     (328,470)

  Loss on terminated
    acquisition                               -            -      (701,781)            -     1,059,415
  Contract cancellation                       -            -             -             -       (34,000)
  Abandonment of mineral
    property                                  -            -             -             -        (3,500)
                                   --------------------------------------------------------------------
NET LOSS FOR THE PERIOD                 (91,192)      (5,669)     (807,535)      (12,651)  $(1,425,385)
                                                                                           ============
DEFICIT ACCUMULATED DURING
  THE DEVELOPMENT STAGE,
  BEGINNING OF PERIOD                (1,334,193)    (607,843)     (617,850)     (600,861)
                                   ------------------------------------------------------
DEFICIT ACCUMULATED DURING
  THE DEVELOPMENT STAGE, END
  OF PERIOD                        $ (1,425,385)  $ (613,512)  $(1,425,385)  $  (613,512)
                                   ======================================================
NET LOSS PER SHARE                 $      (0.01)  $    (0.01)  $     (0.01)  $      0.01
                                   ======================================================
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 33,958,956    1,522,500    33,996,716     1,522,500
                                   ======================================================

                             PAN ASIA COMMUNICATIONS CORP.
                         (FORMERLY EXPLORE TECHNOLOGIES, INC.)
                             (A DEVELOPMENT STAGE COMPANY)

                                STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                               (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------------
                                                                          INCEPTION
                                                                          DECEMBER 18
                                                  NINE MONTHS ENDED         1998 TO
                                                      OCTOBER 31           OCTOBER 31
                                                 2002           2001          2002
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITY
  Net loss for the period                    $   (807,535)  $   (12,651)  $(1,425,385)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED BY OPERATING ACTIVITY
  Stock issued for other than cash                701,781             -       793,531
  Loss on advances                                      -             -       357,634
  Abandonment of mineral property                       -             -         3,500
  Change in accounts payable                      105,485         5,046       186,466
  Change in advances payable                          192         7,006        13,528
                                              ----------------------------------------
                                                      (77)         (599)      (70,726)
                                             -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition advances                                  -             -      (357,634)
  Mineral property                                      -             -        (3,500)
                                             -----------------------------------------
                                                        -             -      (361,134)
                                             -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Share capital issued                                  -             -        65,000
  Convertible debt                                      -             -       367,000
                                             -----------------------------------------
                                                        -             -       432,000
                                             -----------------------------------------
INCREASE (DECREASE) IN CASH                           (77)         (599)          140

CASH, BEGINNING OF PERIOD                             217           844             -
                                             -----------------------------------------
CASH, END OF PERIOD                          $        140   $       245   $       140
======================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
  Shares issued for acquisition of business  $  1,080,000   $         -   $ 1,080,000
  Shares issued for finders fee                   180,000             -       180,000
  Shares issued for debt                          629,925             -       629,925
  Shares issued for services                      535,500             -       535,000
  Shares issued in transactions rescinded
    and expected to be recovered                 (149,591)            -      (149,541)
======================================================================================


               See accompanying notes to the financial statements

                          PAN ASIA COMMUNICATIONS CORP.
                      (FORMERLY EXPLORE TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTE TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS  OF  PRESENTATION

     The unaudited financial statements as of October 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2002 audited financial statements and notes thereto.

2.   CHANGE  OF  NAME

     Effective May 17, 2002, the Company underwent a name change to Pan Asia Communications Corp.

3.   SHARE  CAPITAL

     Effective May 17, 2002, the Company increased its authorized capital to 100,000,000 common shares.

4.   ACQUISITION  AND  RESCISSION

     On May 15, 2002, the Company acquired 100% of the issued and outstanding common stock of Access Network Limited ("Access") a British Virgin Island corporation and certain net assets associated with the operations of Access, by the issue of 12,000,000 shares of common stock of the company. In addition the Company issued 2,000,000 shares of common stock as a finders fee.

     On May 15, 2002, the Company issued 12,598,500 shares of common stock to creditors of Access in settlement of debt of $629,925.

     On June 5, 2002 the Company issued 5,950,000 shares of common stock at a price of $0.09 per share to consultants for a number of agreements for the provision of customer research, technology support and financial services related to the business acquired from Access.

     On September 3, 2002, the Company entered into an agreement to rescind the Access agreement dated May 15, 2002 and an agreement to return shares issued of 14,000,000 was completed to return shares to treasury.

     Effective 30 October, 2002 the company cancelled and returned to treasury 14,000,000 acquisition shares. In addition, the undernoted shares were also cancelled and returned to treasury.

     6,281,060 of 12,598,500 shares issued for debt June 5, 2002 were cancelled and returned to treasury. The Company is negotiating with the previous creditors of Access and it is anticipated that of the outstanding issued shares remaining of 6,317,440 , 2,991,820 will be recovered with 3,325,620 still outstanding.

     The Company has cancelled all agreements for services from consultants and other agents effective with the rescission of the acquisition of Access. No shares will be returned to treasury.

               PART 11     OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5.        OTHER INFORMATION.

               The Company entered into a Consulting Agreement February 2002 with EuroCapital Holdings A.V.V. to provide consulting services and Management support and is negotiating with the company to settle the account by the issuance of restricted common stock in full for services rendered/to be rendered.

ITEM 6.        EXHIBITS  AND  REPORTS

               None.

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 8, 2002                PAN ASIA COMMUNICATIONS CORP.

                                        By:  /S/   Mark Glusing
                                        -----------------------------
                                        Mark  Glusing, President.

                                  CERTIFICATION

I,  Mark  Glusing  President  of  Pan  Asia  Communications Corp., certify that:

1: I have reviewed this quarterly report on Form 10-QSB of Pan Asia Communications Corp.

2; Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report: and

3: Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows (if applicable) of the registrant as of, and for, the periods presented in this report.


                             Pan Asia Communications Corp.

                    By:  /S/  Mark Glusing
                         -----------------
                         Mark Glusing-President and Principal Executive Officer.




Date:  December 12, 2002.

                                  END OF FILING