Form 10KSB
period 2003-01-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2003-05-15
CIK 1009919

HUBEI PHARMACEUTICAL GROUP, LTD.


                        FILING TYPE:          10-KSB
                        DESCRIPTION:          Annual  Report
                        FILING  DATE:         May  14,  2003
                        PERIOD  END:          January  31,  2003
                        PRIMARY EXCHANGE:     OTC-BB
                        TICKER:               HBEI.OB





                                TABLE OF CONTENTS
                                   FORM 10-KSB


PART  1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
ITEM  1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
ITEM  2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
ITEM  3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
ITEM  4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
ITEM  5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
ITEM  6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5
ITEM  7 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
BALANCE  SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
STATEMENT  OF  LOSS  AND  DEFICIT . . . . . . . . . . . . . . . . . . . . . . 10
CASH  FLOW  STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
STATEMENT  OF  STOCKHOLDER'S  EQUITY. . . . . . . . . . . . . . . . . . . . . 12
NOTES  TO  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . 13
ITEM  8 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM  9 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM  10 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20
ITEM  11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
ITEM  12 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
ITEM  13 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
ITEM  14 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB


[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For  the  fiscal  year  ended:  JANUARY  31,  2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from________________  to  ________________


                        HUBEI PHARMACEUTICAL GROUP, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                    0-25553                 88-0419476
---------------------------------  ---------------------  ----------------------
  (State or other jurisdiction      (Commission File          (IRS Employer
of incorporation or organization)        Number)            Identification No.)



  Suite 1650, 1177 West Hastings Street
    Vancouver, British Columbia, Canada                          V6E 2K3
-----------------------------------------              -------------------------
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number
           (including area code)                             (604) 881-2899
                                      _____

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its' most recent fiscal year.         $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

May 13, 2003 - $0.30. There are approximately 2,136,008 post-rollback shares of voting common stock of the Company held by non-affiliates.

    REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                Not applicable.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

May 13, 2003  -  4,582,884 Common Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes  [X]  No  [ ]

                        HUBEI PHARMACEUTICAL GROUP, LTD.

                                  FORM 10-KSB
                               TABLE OF CONTENTS


Item 1.      DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . 1

Item 2.      DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . 3

Item 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 3

Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . 4

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . . 5

Item 7.      FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . 8

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .18

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . .18

Item 10.     EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .20

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. .21

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .22

Item 13.     INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .22

Item 14      CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .22

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hubei Pharmaceutical Group, Ltd. a company organized under the laws of Nevada (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the Company's ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company's projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant.

These factors include, among others, the risk factors discussed in the section entitled "risk factors." The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART 1

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

During the year ended January, 31, 2002 the Company consolidated its' issued and outstanding common shares on a 10-old; 1-new basis.

BUSINESS  DEVELOPMENT

In April 2002, the Company identified a business opportunity and acquired the issued and outstanding shares of Access Network Limited ("Access") a British Virgin Island Company, and certain assets associated with the operations of Access. Access was in the business of supplying long distance telephone connection to Asian users.

On May 15th 2002, the Company issued 12,598,500 shares of common stock to creditors of Access in settlement of debt of $629,925.

On June 5th 2002, the Company issued 5,950,000 shares of common stock at a deemed price of $0.09 per share, to consultants for a number of agreements for the provision of customer research, technology support and financial services related to the business acquired from Access.

The Company was unable to raise the capital necessary to pursue the development of Access and on September 3rd 2002, the Company entered into an agreement to rescind the Access agreement dated May 15th 2002 and to return 14,000,000 shares issued, to treasury.

Effective October 30th 2002, the Company cancelled and returned to treasury 14,000,000 acquisition shares. In addition, the Company has cancelled 9,272,880 shares issued in respect of the acquisition of Access from the 12,598,500 common shares issued to creditors of Access. The balance of the shares (3,325,620 shares) were deposited by two creditors as collateral and are not available for physical return to the Company. The Company has given notice to the Transfer agent not to transfer the aforesaid balance of shares should they be presented for transfer.

The Company has cancelled all agreements for services from consultants and other agents effective (September 3rd 2002) with the rescission of the acquisition of Access. No shares will be returned to treasury.

SUBSEQUENT EVENTS

On February 26th 2003, the Company identified a new business opportunity and entered into an Acquisition Agreement on March 18th 2003 with Red Dot Capital Inc. ("Red Dot") to acquire 100% of Red Dot's right to acquire, on certain terms and conditions, a 57.1% joint venture interest with Hubei Zenith Airbeck Pharmaceutical Co. Ltd. ("Airbeck") in Hubei Pharmaceutical Company Ltd. ("Hubei"), a private Chinese company to be involved in research, development, production and sale of certain pharmaceutical products that Airbeck will contribute to Hubei.

Terms of the Agreement were as follows:

     (a) Issuing 22,000,000 post-consolidation, restricted shares of common stock in its capital (the "Shares") to Red Dot, or Red Dot's nominees, appointed in writing; to be issued on the following terms and conditions

          i)   3,000,000 on closing
          ii) 19,000,000 at the time the Airbeck assets are vended into the Joint Venture

     (b) Issuing 2,000,000 post-consolidation, restricted shares of common stock in its capital as a finder's fee due and payable at such time as Airbeck assets are vended into the joint venture as referred to above.

     (c) Assuming all of Red Dot's obligations pursuant to the Joint Venture Agreement.

In further consideration of Red Dot's assignment of the interest in the Company, the Company agrees to issue the following number of post-consolidation, restricted shares of common stock in its capital to Red Dot, or Red Dot's nominees appointed in writing, upon Hubei attaining the following cumulative, gross sales revenue levels:

            GROSS SALES AMOUNT                    ADDITIONAL SHARES TO BE ISSUED

               US$5,000,000                                  5,000,000
               US$7,500,000                                  2,500,000
               US$10,000,000                                 2,500,000
               US$12,500,000                                 2,500,000
               US$15,000,000                                 2,500,000

The Company resolved, on March 17th 2003, to change the corporation's name from Pan Asia Communications Corp. to Hubei Pharmaceutical Group, Ltd. The Company also resolved to consolidate its' issued and outstanding common shares on a 10-old;1-new basis. Following the rollback, the Company's authorized capital was increased back to ONE HUNDRED MILLION (100,000,000) shares.

On April 2nd 2003, the Company announced that that the name change and share consolidation (reverse split) had been approved by the OTC Bulletin Board(R).

The Hubei Pharmaceutical Group, Ltd.'s common shares commenced trading on the OTC Bulletin Board on a post-consolidation basis on Thursday, April 3rd 2003 under the new symbol HBEI.

The new CUSIP number for the company's post-consolidated common shares is 44352P 10 6.


ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company leases an office at Suite 1650, 1177 West Hastings Street, Vancouver, British Columbia.


ITEM  3.     LEGAL  PROCEEDINGS

On March 26th 2003, O'Neill & Company filed a civil Complaint against the Company with the District Court, Clark County in Nevada for unpaid legal services in the amounts of US$30,960.26 and US$3,630.25.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During this period covered by the Form 10-KSB, the Company held a meeting of their security holders on May 2nd 2002, to vote on the Company's acquisition of 100% of Access Network Ltd.'s issued and outstanding shares. The acquisition price reflected the issuance of Company common stock under the terms of Rule 144 in the amount of 12,000,000 shares for the acquisition and for such shares as may be required to assume such debts that are to be transferred with ownership of the company. Operating debt share issuance would require common shares issued under Rule 144 of up to 32,000,000 shares for creditors and debtors, finders fees of 2,000,000 and issuance of an S-8 filing for 5,950,000 shares.

At the time of the meeting of shareholders there were 1,522,500 issued and outstanding shares in the Company, all of which were entitled to vote on the proposal. On May 2nd 2002, 917,514 (60.26%) shareholders voted for the proposal and zero voted against.

                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

The Company trades on the OTC-BB under the symbol HBEI. The Company was first quoted on the Bulletin Board on October 19th 1999. The high and low bid price for the Company's common stock as quoted on the OTC-BB is as follows:

There is no "established trading market" for shares of our common stock. As of October 19, 1999, our common stock was quoted on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "PNAC". No assurance can be given that any "established trading market" for our common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar year ended January 31 2003 is shown below, as quoted by Bloomberg, Inc. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.


               QUARTER ENDING  HIGH BID   LOW BID
               -----------------------------------
               April 2002      $    0.10  $   0.09

               July 2002       $    0.48  $   0.25

               October 2002    $    0.07  $   0.03

               January 2003    $    0.04  $   0.02

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

HOLDERS

As of January 31, 2003 we had 31 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its' common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended January 31, 2003, without registration under the Securities Act of 1933, as amended.

---------------------------------------------------------
Name       Date Acquired  Number of Shares    Aggregate
                                            Consideration
---------  -------------  ----------------  -------------
NIL
---------  -------------  ----------------  -------------

---------  -------------  ----------------  -------------

---------  -------------  ----------------  -------------

---------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The audited consolidated financial statements at January 31, 2003 have been prepared assuming the Company will continue as a going concern. Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at January 31, 2003, has a working capital deficiency of $141,411. The Company expects to continue to incur substantial losses in its efforts to establish a new business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue with its efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN  OF  OPERATIONS

As previously mentioned under the heading "Subsequent Events", the Company identified a new business opportunity with the pharmaceutical companies Hubei Zenith Airbeck Pharmaceutical Co. Ltd. ("Airbeck") and Hubei Pharmaceutical Company Ltd. ("Hubei").

Airbeck is located in Xiangfan City, Hubei Province, China and owns manufacturing and processing equipment, leasehold improvements and licenses to produce a range of prescriptions and over-the-counter pharmaceutical products in a variety of forms including injectables, tablets, capsules, ointments and granules. These pharmaceutical products are sold domestically as well as internationally through export to European, American and South-East Asian markets.

Red Dot Capital Inc. ("Red Dot") entered into an assignable agreement with Airbeck under which a joint venture, Hubei, has been incorporated in which Red Dot owns a controlling interest of 57.1 percent and Airbeck owns 42.9 percent. Under the terms of the agreement, Red Dot will endeavor to raise capital for plant modernization and expansion and Airbeck will contribute their pharmaceutical dosage division.

The Company entered into an Acquisition Agreement with Red Dot on March 18th 2003, to acquire 100% of Red Dot's 57.1% joint venture interest in Hubei. The Company has subsequently taken over the responsibility of raising capital for plant modernization and expansion.

The successful completion of the Company's development program and its ultimate transition into profitability is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its' common stock. The Company proposes to file a private placement request for raising capital.

The Company will require additional funding in order to finance its continuing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company anticipates that it will require funds of approximately $100,000 over the next twelve months to fund these obligations.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JANUARY 31, 2002 AND TWELVE MONTHS ENDED JANUARY 31, 2003

Revenue: The Company had no revenue for the twelve months ended January, 31,2002 nor for the twelve months ended January 31, 2003.

General and Administrative Operating Expenses: The Company's general and administrative expenses were $182,772 for the period ending January 31st 2003, compared to $16,989 in fiscal 2002, an increase of $165,783. These expenses were mainly attributed to management fees and the costs associated with being an Exchange Issuer under the Securities Exchange Act of 1934.

The following general and administrative expenses increased significantly in 2002 compared to 2001:

                                  2003    Compare to   2002   Compare to
                                             Total               Total
                                           Expenses            Expenses

Management fees                  135,000      74%     6,000       35%

LIQUIDITY AND CAPITAL RESOURCES

During the year ended January 31st 2003, the Company used cash in operating activities of $3,870 and cash in investing activities of $0.00.

The Company has no long-term debt obligations nor have they entered into any derivative financial instrument arrangements as of January 31st 2003.

The Company's primary source of funds since incorporation has been through the issue of its common stock and loans to the Company by certain shareholders.

CRITICAL ACCOUNTING POLICIES

The discussions and analysis of the Company's financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its' estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize their assets and discharge their obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

In January 2002, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

ITEM  7.     FINANCIAL  STATEMENTS


HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)

                                                             MORGAN & COMPANY
                                                           CHARTERED ACCOUNTANTS



                                AUDITORS' REPORT


To  the  Shareholders
Hubei  Pharmaceutical  Group,  Ltd.
(Formerly  Pan  Asia  Communications  Corp.)
(A  Development  Stage  Company)

We have audited the balance sheets of Hubei Pharmaceutical Group, Ltd. (formerly Pan Asia Communications Corp.) (a development stage company) as at January 31, 2003 and 2002, and the statements of loss and deficit accumulated during the development stage, cash flows and stockholders' equity for the years ended January 31, 2003 and 2002, and the period from date of inception, December 18, 1998 to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2003 and 2002, and the results of its operations and cash flows for the years ended January 31, 2003 and 2002, and the period from date of inception, December 18, 1998, to January 31, 2003 in accordance with United States generally accepted accounting principles applied on a consistent basis.

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




Vancouver, Canada                                           /s/ Morgan & Company

April 29, 2003                                             Chartered Accountants


                               [GRAPHIC  OMITTED]

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                                      BALANCE SHEETS
                                 (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------
                                                                        JANUARY 31
                                                                     2003         2002
-----------------------------------------------------------------------------------------
ASSETS

Current
Cash                                                             $        66   $     217
=========================================================================================

LIABILITIES

Current
Accounts payable                                                 $   124,422   $  80,981
Advances payable                                                      17,055      13,336
                                                                 ------------------------
                                                                     141,477      94,317
                                                                 ------------------------

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
100,000,000 (2002 - 25,000,000) Common shares, par value $0.001 per share

Issued and Outstanding:
15,828,762 (2002 - 1,522,506) Common shares                           15,829       1,523

Additional paid in capital                                         1,345,163     522,227

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                  (1,502,403)   (617,850)
                                                                 ------------------------
                                                                    (141,411)    (94,100)
                                                                 ------------------------

                                                                 $        66   $     217
=========================================================================================

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                            STATEMENTS OF LOSS AND DEFICIT
                               (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------
                                                                            INCEPTION
                                                                           DECEMBER 18
                                                                             1998 TO
                                             YEARS ENDED JANUARY 31        JANUARY 31
                                         2003        2002         2001        2003
-------------------------------------------------------------------------------------
EXPENSES
Bank charges                          $       80  $      126   $      787  $    1,283
Interest                                  12,197           -      104,806     117,003
Office and sundry                         17,771           -        2,981      31,488
Professional fees                          9,872       4,395       22,499      68,362
Stock transfer and filing fees             6,072       7,450       12,616      26,138
Travel and promotion                           -         600        8,215       8,815
Foreign exchange (gain) loss               1,780      (1,582)           -         198
Mineral property maintenance and
exploration expenditures                       -           -            -      11,201
Management fees                          135,000       6,000            -     141,000
                                      -----------------------------------------------

LOSS BEFORE THE FOLLOWING                182,772      16,989      151,904     405,488

LOSS ON TERMINATED ACQUISITION           701,781           -      357,634   1,059,415

ABANDONMENT OF MINERAL PROPERTY                -           -        3,500       3,500
CONTRACT CANCELLATION                          -           -       34,000      34,000
                                      -----------------------------------------------

NET LOSS FOR THE YEAR                    884,553      16,989      547,038  $1,502,403
                                                                           ==========

DEFICIT ACCUMULATED DURING THE
EXPLORATION STAGE, BEGINNING OF YEAR     617,850     600,861       53,823
                                      -----------------------------------

DEFICIT ACCUMULATED DURING THE
EXPLORATION STAGE, END OF YEAR        $1,502,403  $  617,850   $  600,861
=========================================================================

NET LOSS PER SHARE                    $     0.10  $     0.01   $     0.04
=========================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     9,038,241   1,522,500    1,293,125
=========================================================================

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                             STATEMENTS OF CASH FLOWS
                             (Stated in U.S. Dollars)

---------------------------------------------------------------------------------
                                                                      INCEPTION
                                                                     DECEMBER 18
                                                                        1998 TO
                                        YEARS ENDED JANUARY 31        JANUARY 31
                                     2003       2002        2001         2003
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
     ACTIVITIES
  Net loss for the year           $(884,553)  $(16,989)  $(547,038)  $(1,502,403)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH USED BY
    OPERATING ACTIVITIES

Stock issued for other than cash    837,240          -      91,750       928,990
        Loss on advances                  -          -     357,634       357,634
    Abandonment of mineral
           property                       -          -       3,500         3,500
  Change in accounts payable         43,443      5,026      74,030       124,424
                                  -----------------------------------------------
                                     (3,870)   (11,963)    (20,124)      (87,855)
                                  -----------------------------------------------

 CASH FLOWS FROM INVESTING
       ACTIVITIES
   Acquisition advances                   -          -    (357,634)     (357,634)
      Mineral property                    -          -           -        (3,500)
                                  -----------------------------------------------
                                          -          -    (357,634)     (361,134)
                                  -----------------------------------------------

 CASH FLOWS FROM FINANCING
       ACTIVITIES
    Share capital issued                  -          -           -        65,000
      Convertible debt                    -          -     367,000       367,000
          Advances                    3,719     11,336       2,000        17,055
                                  -----------------------------------------------
                                      3,719     11,336     369,000       449,055
                                  -----------------------------------------------

INCREASE (DECREASE) IN CASH            (151)      (627)     (8,758)           66

   CASH, BEGINNING OF YEAR              217        844       9,602             -
                                  -----------------------------------------------

      CASH, END OF YEAR           $      66   $    217   $     844   $        66
=================================================================================

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                           JANUARY 31, 2003
                                       (Stated in U.S. Dollars)


                                                COMMON STOCK
                                    -------------------------------------
                                                              ADDITIONAL
                                                               PAID-IN
                                       SHARES      AMOUNT      CAPITAL       DEFICIT        TOTAL
                                    -----------------------------------------------------------------

Shares issued for cash at $0.01         600,006   $    600   $    59,400   $         -   $    60,000
Shares issued for cash at $0.10           5,000          5         4,995             -         5,000
Net loss for the period                       -          -             -        (7,401)       (7,401)
                                    -----------------------------------------------------------------

Balance, January 31, 1999               605,006        605        64,395        (7,401)       57,599

Net loss for the year                         -          -             -       (46,422)      (46,422)
                                    -----------------------------------------------------------------

Balance, January 31, 2000               605,006        605        64,395       (53,823)       11,177

Shares issued for convertible debt      917,500        918       457,832             -       458,750

Net loss for the year                         -          -             -      (547,038)     (547,038)
                                    -----------------------------------------------------------------

Balance, January 31, 2001             1,522,506      1,523       522,227      (600,861)      (77,111)

Net loss for the year                         -          -             -       (16,989)      (16,989)
                                    -----------------------------------------------------------------

Balance, January 31, 2002             1,522,506      1,523       522,227      (617,850)      (94,100)

Shares issued for acquisition of
  business                           14,000,000     14,000     1,246,000             -     1,260,000
Shares issued for debt               17,629,136     17,629       747,756             -       765,385
Shares issued for services            5,950,000      5,950       529,550             -       535,500
Shares cancelled on rescission of
  acquisition agreement             (23,272,880)   (23,273)   (1,700,370)            -    (1,723,643)
Net loss for the year                         -          -             -      (884,553)     (884,553)
                                    -----------------------------------------------------------------

Balance, January 31, 2003            15,828,762   $ 15,829   $ 1,345,163   $(1,502,403)  $  (141,411)
                                    =================================================================

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)


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

     Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at January 31, 2003, has a working capital deficiency of $141,411. The Company expects to continue to incur substantial losses in its efforts to establish a new business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue with its efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)


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

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)   Loss Per Share

          Basic loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive.


4.   SHARE CAPITAL

     On May 15, 2002, the Company acquired 100% of the issued and outstanding common stock of Access Network Limited ("Access"), a British virgin Island corporation, and certain net assets associated with the operations of Access, by the issue of 12,000,000 shares of common stock of the Company. In addition, the Company issued 2,000,000 shares of common stock as a finder's fee.

     On May 15, 2002, the Company issued 12,598,500 shares of common stock to creditors of Access in settlement of debt of $629,925.

     On June 5, 2002, the Company issued 5,950,000 shares of common stock, at a price of $0.09 per share, to consultants for a number of agreements for the provision of customer research, technology support and financial services related to the business acquired from Access.

     On September 3, 2002, the Company entered into an agreement to rescind the agreement dated May 15, 2002, as a result of which 23,272,880 common shares were returned to treasury and cancelled. The value of the remaining 9,775,720 common shares issued and not returned has been expensed as a loss on failed acquisition.

     On October 1, 2002, the Company issued 4,000,000 shares of common stock to a creditor for settlement of debt totalling $120,000. On January 21, 2003, the Company issued 1,030,636 shares of common stock to a company controlled by a director in settlement of debt totalling $15,460.

     As at January 31, 2003, options to purchase 20,000 shares at a price of $0.20 are outstanding. There is no expiry date on the options. No new options were granted during the year ended January 31, 2003.

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)


4.   SHARE CAPITAL (Continued)

     Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company's loss for the period would have been as follows:

                                                          2003       2002
                                                       ---------------------

     Loss for the year                                 $(884,553)  $(16,989)
     Additional compensation expense                           -     (3,602)
                                                       ---------------------

     Pro-forma loss for the year                       $(884,553)  $(20,591)
                                                       =====================

     Pro-forma basic and fully diluted loss per share  $   (0.10)  $  (0.01)
                                                       =====================

     The pro-forma compensation expense is estimated using the Black Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:


                                                             2003   2002
                                                             -----------

     Risk free interest rate                                 N/A   5.25%
     Expected life (in years)                                2.0    3.0
     Expected volatility                                     N/A    186%

5.   INCOME TAX

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:


                                                            2003        2002
                                                         ----------------------

     Provision (Benefit) at the statutory tax rate       $(309,594)  $(191,463)
     Non-Deductible items                                  245,623     138,297
     Increase in valuation allowance                        63,971      53,166
                                                         ----------------------

     Income tax provision                                $       -   $       -
                                                         ======================

HUBEI  PHARMACEUTICAL  GROUP,  LTD.

CONSOLIDATED  FINANCIAL  STATEMENTS
JANUARY  31,  2003  AND  2002
(U.S.  DOLLARS)


                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)


5.   INCOME TAX (Continued)

     The net deferred income tax asset is comprised of the following:

                                                         2003       2002
                                                      ---------------------

     Deferred income tax asset
     Net operating loss carryforwards                 $ 140,000   $ 76,029
     Valuation allowance                               (140,000)   (76,029)
                                                      ---------------------

     Net deferred income tax asset                    $       -   $      -
                                                      =====================

     Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. The Company has net operating loss carryforwards totalling approximately $400,000 that commence to expire in 2018.


6.   SUBSEQUENT EVENTS

     In March 2003, the Company issued 1,500,000 shares of common stock to consultants for the provision of consulting services to be provided over the period to January 2004.

     In March 2003, the Company issued 1,000,000 shares of common stock to its president as a signing bonus.

     In March 2003, the Company paid $50,000 cash on return and cancellation of 4,000,000 shares of common stock. These shares were issued in 2002 in settlement of debt totalling $120,000.

     On April 2, 2003, the Company consolidated its issued capital on the basis of one new for ten old shares.

     On March 18, 2003, the Company entered into an agreement to acquire a 57.1% in a joint venture interest located in China. The joint venture is involved in research, development, production and sale of certain pharmaceutical products. To acquire its interest, the Company will issue, to the vendor, a total of 24,000,000 shares of common stock. In addition, up to 15,000,000 shares will be issued to the vendor upon the joint venture achieving various levels of gross revenue up to $15,000,000.

     On April 3, 2003, the Company issued 3,000,000 of the shares. The remaining 21,000,000 shares will be issued upon the co-venturer vending in certain assets to the joint venture.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended January 31, 2003 and 2002, included in this report have been audited by Morgan and Company, of Vancouver, British Columbia, Canada, as set forth in their report included herein.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, their ages and term of service is as follows:

          -------------------------------------------------------------------
                NAME                 AGE                 TITLE
          -----------------------  -------  ---------------------------------
          Rod Jao (1)                 31       Director / President
          -----------------------  -------  ---------------------------------
          Mark Glusing (2)            32       Director / President
          -----------------------  -------  ---------------------------------
          Cecil Morris (3)            72       Director / Corporate Secretary
          -----------------------  -------  ---------------------------------
          Reid H. Y. Li (4)           39       Director / President
          -----------------------  -------  ---------------------------------
          E. H. (Eric) Fletcher (5)   48       Director / Corporate Secretary
          -------------------------------------------------------------------

          (1) Mr. Jao resigned his offices and as a director on December 4, 2002.
          (2) Mr. Glusing resigned his offices and as a director on April 2, 2003.
          (3) Mr. Morris resigned his offices and as a director on April 2, 2003.
          (4)  Mr. Li was appointed as a Director and President on April 2,
               2003.
          (5) Mr. Fletcher was appointed as a Director and Corporate Secretary on April 2, 2003.

BACKGROUND OF OFFICERS AND DIRECTORS

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

Mr. Glusing has a strong background in international business management and finance and until recently was a director and the Chief Operating Officer of Immune Network Ltd., a publicly traded biotech company. Mr. Glusing is currently a director of FITaccess Technologies Inc., AbNovo Pharma Inc. and is a former director of BC Research Inc. Mr. Glusing is currently President and Director of Poker.com Inc. trading on the OTC.B.B.

Cecil Morris is a retired, freelance business consultant based in Cape Town, South Africa with expertise in software programming and electronics development. Mr. Morris assisted a number of technology companies based in South Africa and internationally during his career.

Mr. Reid H.Y. Li. is an established corporate finance executive whose career has focused on value enhancement of large or government-controlled industry through privatization or strategic joint ventures. Mr. Li is currently the Chairman of Hubei Pharmaceutical Company Ltd. and serves as a strategic financial consultant to a major diversified energy corporation registered in China. Mr. Li holds a Bachelors degree in Economics and a Masters degree in Finance and Management.

Mr. Eric Fletcher has over 25 years of experience at the senior management level, with an extensive multi-national background in marketing and distribution. He has worked as a college instructor with a focus on managerial accounting and is a published author in the information technology and communications fields. He currently owns an IT business serving the needs of medical and research professionals in addition to several other vertically integrated small to mid-sized companies in various industries. All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors.

FAMILY RELATIONSHIPS

No director or officer of the Company has any family relationship with any other officer or director of the Company.

SIGNIFICANT EMPLOYEES

The Company does not have any significant employees, other than its officers and directors, at this time.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

     (1) has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

               (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii) engaging in any type of business practice;

               (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

     (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a), except as follows: (state any exceptions for late filings of forms)

ITEM 10. EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

The Company paid $3,000 in director's fees for the latest fiscal year ended January 31, 2003. No other remuneration was paid to its officers or directors during the period from its incorporation to January 31, 2001. The Company may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by the Company to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                       SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
                                                                   -----------------------
                                    Annual Compensation                    Awards           Payouts
-----------------------  ----------------------------------------  -----------------------  -------
          (a)               (b)        (c)       (d)       (e)         (f)         (g)        (h)       (i)
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------
Name and Principal          Year      Salary    Bonus     Other    Restricted   Securities   LTIP    All Other
Position                               ($)       ($)      Annual     Stock      Underlying   Pay      Compen-
                                                          Compen-    Awards      Options/  outs ($)  sation ($)
                                                        sation ($)               SARS (#)
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------
Rod Jao (1)                    2000         0
                               2001     3,000
                               2002         0
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------
Cecil Morris (2)               2001         0                                      20,000
                               2002     3,000
                               2003     3,000
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------
Mark Glusing (3)               2002         0
                               2003         0
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------
Reid H.Y. Li (4)               2003         0
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------
E.H (Eric) Fletcher (5)        2003         0
-----------------------  ----------  --------  --------  --------  -----------  ----------  -------  ---------

(1) Mr. Jao resigned his offices and as a director on December 4, 2002
(2) Mr. Morris resigned his offices and as a director on April 2, 2003.
(3) Mr. Glusing resigned his offices and as a director on April 2, 2003.
(4) Mr. Li was appointed as a Director and President on April 2, 2003.
(5) Mr. Fletcher was appointed as a Director and Corporate Secretary on April 2, 2003.

OPTIONS/SAR GRANTS

The Company did not issue any options or SARs during the year ended January 31, 2003.

LONG-TERM INCENTIVE PLAN AWARDS

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION OF DIRECTORS

There are no standard arrangements pursuant to which our directors are compensated for services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

REPORT ON REPRICING OF OPTIONS/SAR

The Company did not reprice any options or SARs during the year ended January 31, 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 1st 2003, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. The computation is based upon 15,828,762 shares of common stock being outstanding.

Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

                                    NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF
NAME AND ADDRESS                                OWNED                  CLASS
----------------------------------  -----------------------------  --------------
CEDE & Co.
PO Box 222 Bowling Green Station
New York, NY  10274                                     6,040,787          38.16%
----------------------------------  -----------------------------  --------------
EuroCapital Holdings AVV
7 Abraham Veerstraat
PO Box 840
Curacao, Netherlands Antilles                           4,074,063          25.74%
----------------------------------  -----------------------------  --------------
Michael Tan (1)                                         2,207,660          13.95%
----------------------------------  -----------------------------  --------------
Steven Sek Toh Tan (2)                                  1,117,960           7.06%
----------------------------------  -----------------------------  --------------
Uninet Technologies Inc.
Suite 202, 1166 Alberni Street
Vancouver, BC V6E 3Z3                                   1,030,636           6.51%
----------------------------------  -----------------------------  --------------
Directors and Officers as a Group                          69,063           0.44%
----------------------------------  -----------------------------  --------------
TOTAL:                                                 14,540,169          91.86%
----------------------------------  -----------------------------  --------------

(1) These shares were given as collateral and are not available for physical return to the Company. The Company has given notice to the Transfer agent not to transfer the aforesaid balance of shares should they be presented for transfer.

(2)  Same as above.

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


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit Number  Description
2.1*            8K Agreement to Acquire Access Network Limited subsidiary VOIP Telecom Inc.
2.2*            8K Access Network Limited - Rescission Agreement
2.3*            8K Resignation and Appointment of Directors and Officers
2.4*            8K Debt Settlement Agreement with EuroCapital Holdings
2.5*            8K Debt Settlement Agreement with Uninet Technologies Inc.

99.1              Sarbanes Oxley Section 902 Certificate of President

DOCUMENTS  INCORPORATED  BY  REFERENCE

*  Previously  filed.

Subsequent to January 31st 2003, on March 12th 2003, the Company filed a current report on Form 8-K regarding the issuance of a Prospectus as part of a Registration Statement, which registers an aggregate 1,500,000 shares of common stock at $0.01 par value.

On April 30th 2003, the Company filed a current report on Form 8-K regarding the Company's acquisition of Red Dot Capital's joint venture interest in Hubei Pharmaceutical Co. Ltd.; the resignation and appointment of directors and officers; the rollback of issued and outstanding shares and subsequent increase in authorized capital; and the change in the Company's name and related CUSIP and trading symbol.


ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended January 31, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI PHARMACEUTICAL GROUP, LTD.
(Registrant)


/s/ Reid H. Y. Li                    Date: May 13, 2003
----------------------------
Reid H. Y. Li
President / Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Reid H. Y. Li                    Date: May 13, 2003
----------------------------
Reid H. Y. Li
President / Director


/s/ Eric Fletcher                    Date: May 13, 2003
----------------------------
E. H. (Eric) Fletcher
Secretary / Director

                            SECTION 302 CERTIFICATION


I,  Reid  H.  Y.  Li,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of HUBEI PHARMACEUTICAL GROUP, LTD.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Reid H. Y. Li                         Date: May 13, 2003
----------------------------
Reid H. Y. Li
President / Director