Form 10QSB
period 2003-04-30
HUBEI PHARMACEUTICAL GROUP LTD
filed 2003-06-25
CIK 1009919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE QUARTER ENDED APRIL 30TH, 2003

                           Commission File No. 0-25553


                         HUBEI PHARMACEUTICAL GROUP LTD.
                         -------------------------------
                 (Name of Small Business Issuer in its Charter)


          Nevada                                             88-0419476
          ------                                             ----------
State or other jurisdiction of                    I.R.S. employer identification
incorporation or organization                                  number



                          410 PARK AVENUE, 15TH FLOOR
                                NEW YORK, NY, USA
                                      10222
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (604) 881-2899
                            -------------------------
                            Issuer's telephone number

                          PAN ASIA COMMUNICATIONS CORP
          -----------------------------------------------------------
          Former name or former address, if changed since last report



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

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of April 30th, 2003 the company had issued 4,582,876 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

            TRANSITIONAL SMALL BUSINESS ISSUER FORMAT     YES    NO X
                                                                    -


                                      I N D E X

PART I          Financial Information

     Item 1     Financial Statements                                       Page

                Balance Sheet                                               3

                Statement of Operations                                     4

                Statements of Retained Earnings                             5

                Statement of Cash Flows                                     6

                Statement of Stockholders Equity                            7

                Notes to the Financial Statements                           8

PART II         Other Information                                          11

Signatures                                                                 12

                        HUBEI PHARMACEUTICAL GROUP, LTD.
                      (Formerly Explore Technologies, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      AT APRIL 30, 2003 AND APRIL 30, 2002
                            (EXPRESSED IN US DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                     -----------  ---------
                                                        2003        2002
                                                     -----------  ---------

                       ASSETS

Current Assets
  Cash and cash equivalents                          $    18,930   $     287
  Advance to Red Dot Capital                               3,000          --
  Advances to Hubei Pharmaceutical Company, Ltd.         182,050          --
                                                     -----------  -----------
                                                     $   203,980   $     287
                                                     ===========  ===========

          LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
  Accounts payable                                   $   121,516   $  73,576
  Advances payable                                        17,055      23,015
                                                     -----------  -----------
                                                         138,571      96,591
                                                     -----------  -----------

Shareholders Equity
  Capital Stock
    Par value (4,582,876 shares post-consolidation)       18,829       1,523
    Additional paid in capital                         1,265,163     522,227
    Advances on proposed subscriptions                   265,070          --
  Retained Earnings (deficit)                         (1,483,653)   (620,054)
                                                     ------------  ----------
                                                          65,409     (96,304)
                                                     ------------  ----------

                                                     $   203,980   $     287
                                                     ============  ==========

See accompanying notes to the financial statements

                        HUBEI PHARMACEUTICAL GROUP, LTD.
                      (Formerly Explore Technologies, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                              Cumlative from
                                                             Inception Date of
                                                            December 18th, 1998
                                                               to April 30th     Three Months Ended April 30th
                                                              ---------------  ----------------------------------
                                                                   2003             2003              2002
                                                              ---------------  --------------  ------------------
Revenue                                                       $           --   $          --   $              --

General and Administration Costs
    Bank charges                                                       2,229             946                  42
    Consulting fees                                                       --              --                  --
    Interest                                                         117,003              --                  --
    Office and sundry                                                 32,100             612                  --
    Professional fees                                                 76,751           8,389               1,630
    Stock transfer and filing fees                                    27,541           1,403                 532
    Travel and promotion                                               8,815              --                  --
    Foreign exchange loss (gain)                                         198              --                  --
    Mineral property maintenance and                                  11,201              --                  --
    exploration expenditures
    Management fees                                                  147,000           6,000                  --
    Issuance for compensation                                         25,000          25,000                  --
    Finders fees                                                       8.900           8,900                  --
    Write off of accounts payable                                    (70,000)        (70,000)                 --
                                                              ---------------  --------------  ------------------
                                                                     386,738         (18,750)              2,204
                                                              ---------------  --------------  ------------------

Net profit (loss) from operations                                   (386,738)         18,750              (2,204)
    Loss on terminated acquisitions                               (1,059,415)             --                  --
    Abandonment of mineral property                                   (3,500)             --                  --
    Contract cancellation                                            (34,000)             --                  --
                                                              ---------------  --------------  ------------------
Net profit (loss) for the period                              $   (1,483,653)  $      18,750   $          (2,204)
                                                              ===============  ==============  ==================
Basic and diluted earnings (loss) per common share            $        (0.32)  $        0.00   $            0.00
                                                              ===============  ==============  ==================
Weighted average number of shares outstanding                      4,582,876       4,582,876           1,522,506
                                                              ===============  ==============  ==================

                        HUBEI PHARMACEUTICAL GROUP, LTD.
                      (Formerly Explore Technologies, Inc.)
                          (A Development Stage Company)
                        STATEMENTS OF RETAINED EARNINGS
                            (EXPRESSED IN US DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                              Cumlative from
                             Inception Date of
                            December 18th, 1998
                               to April 30th     Three Months Ended April 30th
                               --------------  --------------------------------
                                    2003           2003             2003
                               --------------  -------------  -----------------
Profit (loss) for the period      (1,483,653)        18,750             (2,204)
Retained earnings (deficit)
  beginning of period                     --     (1,502,403)          (617,850)
                               ------------------------------------------------
Retained earnings (deficit)
  end of period                   (1,483,653)    (1,483,653)           620,054
                               ==============  =============  =================

                                      HUBEI PHARMACEUTICAL GROUP, LTD.
                                    (Formerly Explore Technologies, Inc.)
                                        (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                                          (EXPRESSED IN US DOLLARS)
                                     (UNAUDITED - PREPARED BY MANAGEMENT)


                                                        Cumlative from
                                                      Inception Date of
                                                     December 18th, 1998
                                                        to April 30th          Three Months Ended April 30th
                                                    ---------------------  ----------------------------------
                                                            2003                2003              2002
                                                    ---------------------  --------------  ------------------
Cash derived from (applied to)

  Operating activities
    Net profit (loss) for the period                $         (1,483,653)  $      18,750   $          (2,204)
    Items not requiring use of cash
      Stock issued for other than cash                           971,990          43,000                  --
      Cancellation of issuance for debt                         (120,000)       (120,000)                 --
      Loss on advances                                           357,634              --                  --
      Abandonment of mineral property                              3,500              --                  --
    Changes in non-cash working capital items
      Accounts payable increase (decrease)                       121,518          (2,906)             (7,405)
      Advance to Red Dot Capital                                  (3,000)         (3,000)                 --
                                                    ---------------------  --------------  ------------------
                                                                (152,011)        (64,156)             (9,609)
                                                    ---------------------  --------------  ------------------

  Financing activities
    Capital stock issued                                          65,000              --                  --
    Convertible debt                                             367,000              --                  --
    Advances payable                                              17,055              --               9,679
    Advances on proposed subscriptions                           265,070         265,070                  --
                                                    ---------------------  --------------  ------------------
                                                                 714,125         265,070               9,679
                                                    ---------------------  --------------  ------------------

  Investing activities
    Acquisition advances                                        (357,634)             --                  --
    Mineral property                                              (3,500)             --                  --
    Advances to Hubei Pharmaceutical Company Ltd.               (182,050)       (182,050)                 --
                                                    ---------------------  --------------  ------------------
                                                                (543,184)       (182,050)                 --
                                                    ---------------------  --------------  ------------------

Cash and cash equivalents,
  Increase (decrease) during the period                           18,930          18,864                  70

Cash and cash equivalents,
  Beginning of period                                                 --              66                 217
                                                    ---------------------  --------------  ------------------

Cash and cash equivalents,
  End of period                                     $             18,930   $      18,930   $             287
                                                    =====================  ==============  ==================

                             HUBEI PHARMACEUTICAL GROUP, LTD.
                           (Formerly Explore Technologies, Inc.)
                               (A Development Stage Company)
                             STATEMENT OF STOCKHOLDER'S EQUITY
                                  AS AT APRIL 30TH, 2003
                                 (EXPRESSED IN US DOLLARS)
                           (UNAUDITED - PREPARED BY MANAGEMENT)

                                                               Additional      Retained
                                      Number of       Par        Paid-in       Earnings
                                        Shares       Value       Capital       (deficit)      Total
                                     ------------  ----------  ------------  -------------  ----------
Shares issued for cash at $0.01          600,006   $     600   $    59,400   $         --      60,000
Shares issued for cash at $0.10            5,000           5         4,995             --       5,000
Net loss for the period                                                            (7,401)     (7,401)
                                     ------------  ----------  ------------  -------------  ----------
Balance, January 31st, 1999              605,006         605        64,395         (7,401)     57,599
Net loss for the year                                                             (46,422     (46,422)
                                     ------------  ----------  ------------  -------------  ----------
Balance, January 31st, 2000              605,006         605        64,395        (53,823)     11,177
Shares issued for convertible debt       917,500         918       457,832             --     458,750
Net loss for the year                                                            (547,038)   (547,038)
                                     ------------  ----------  ------------  -------------  ----------
Balance, January 31st, 2001            1,522,506       1,523       522,227       (600,861)    (77,111)
Net loss for the year                                                             (16,989)    (16,989)
                                     ------------  ----------  ------------  -------------  ----------
Balance, January 31st, 2002            1,522,506       1,523       522,527       (617,850)    (94,100)
Shares issued for acquisition of
business                              14,000,000      14,000     1,246,000                  1,260,000
Shares issued for debt                17,629,136      17,629       747,756                    765,385
Shares issued for services             5,950,000       5,950       529,550                    535,500
Shares cancelled on rescission of
   acquisition agreement             (23,272,880)    (23,273)   (1,700,370)                (1,723,643)
Net loss for the year                                                            (884,553)   (884,553)
                                     ------------  ----------  ------------  -------------  ----------
Balance, January 31st, 2003           15,828,762      15,829     1,345,163     (1,502,403)   (141,411)
Shares issued for consulting fee
   March 5th, 2003                     1,500,000       1,500        13,500                     15,000
Shares issued for debt
   March 14th, 2003                    1,500,000       1,500        13,500                     15,000
Shares issued for bonus
   March 17th, 2003                    1,000,000       1,000         9,000                     10,000
Cancellation of issuance for debt
   March 24th, 2003                   (4,000,000)     (4,000)    (116,0000                   (120,000)
Advances on proposed
   subscriptions                                                                              265,070
                                     ------------  ----------  ------------  -------------  ----------
                                      15,828,762      15,829     1,265,163     (1,502,403)     43,659
                                     ------------  ----------  ------------  -------------  ----------
1 : 10 consolidation                   1,582,876      15,829     1,265,163     (1,502,403)     43,659
Shares issued for the deposit of
acquisition of 57.1% interest of
Hubei Pharmaceutical Co. Ltd.
(Total 22,000,000 shares recorded
at par value for now)                  3,000,000       3,000                                    3,000
Net profit for three months
  April 30th, 2003                                                                 18,750      18,750
                                     ------------  ----------  ------------  -------------  ----------
Balance, April 30th, 2003              4,582,876   $  18,829   $ 1,265,163    ($1,483,653)  $  65,409
                                     ============  ==========  ============  =============  ==========

                        HUBEI PHARMACEUTICAL GROUP, LTD.
                      (Formerly Explore Technologies, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                APRIL 30TH, 2003
                      (Unaudited - Prepared by management)

                            (STATED IN U.S. DOLLARS)

1.   BASIS OF PRESENTATION

The unaudited financial statements as of April 30th, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2003 audited financial statements and notes thereto.

2.   CHANGE  OF  NAME

Effective April 2nd 2003, the Company underwent a name change to Hubei Pharmaceutical Group, Ltd.

3.   SHARE  CAPITAL

On March 5th, 2003 the Company issued 1,500,000 shares of common stock, at a price of $0.01 per share in accordance with Rule S-8 to consultants for services rendered.

On March 14th, 2003 the Company issued 1,500,000 shares of common stock, at a price of $0.01 per share to a creditor in settlement of a debt $15,000.00. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

On March 17th, 2003 the Company issued 1,000,000 shares of common stock, at a price of $0.01 per share to its president as a signing bonus pursuant to a resolution dated December 4th, 2002. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. This President has since resigned.

On March 24th, 2003 four million shares were returned to the transfer agent for cancellation pursuant to a renegotiated debt settlement. The Company re-negotiated a debt settlement made previously with Eurocapital Holdings A.V.V. ("EuroCapital"), referenced in the audited statement dated January 31st, 2003. Under the terms of the re-negotiated agreement, EuroCapital agreed to tender their 4,000,000 shares on the condition that the Company make a payment to EuroCapital and/or their nominee in the sum of Fifty Thousand Dollars (US$50,000). The company paid EuroCapital holdings the sum of $50,000 on March 18th, 2003. The 4,000,000 shares were returned to the transfer agent for cancellation on March 24th, 2003.

On April 2nd, 2003 the Company consolidated its issued and outstanding common shares on a 10-old; 1-new basis. Following the rollback, the Company's authorized capital was increased back to ONE HUNDRED MILLION (100,000,000) shares.

On April 3rd, 2003 the company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. An additional legend provides that the shares are to be returned to treasury for cancellation unless the terms and conditions of a joint venture agreement between Red Dot Capital and Hubei Zenith Airbeck Pharmaceutical Co. Ltd.("Airbeck") are fulfilled and certain assets in the form of production licenses transferred in to the joint venture by Airbeck.

The Company received a total of $265,070 to April 30th, 2003 as advances on proposed subscriptions pursuant to a private placement of the Company's common stock with a small group of accredited investors. Shares to be issued with respect to the private placement will be issued in reliance on exemptions from registration under the Securities Act of 1933, as amended. As a result, all shares of the Company issued with respect to the private placements will be subject to restrictions on transfer under the applicable provisions of the securities act and carry a legend reflecting such restrictions.

As at April 30th, 2003 the Company had advanced a total of $182,050 dollars to the Hubei Pharmaceutical Co. Ltd. joint venture in the form of a short term loan to be repaid on or before July 31st, 2003.

4.   MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS. ONE CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USE OF WORDS SUCH AS "STRATEGY," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "WILL," "CONTINUES," "ESTIMATES," "INTENDS," "PROJECTS," "GOALS," "TARGETS" AND OTHER WORDS OF SIMILAR MEANING. ONE CAN ALSO IDENTIFY THEM BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THESE STATEMENTS ARE BASED ON OUR ASSUMPTIONS AND ESTIMATES AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JANUARY 31st, 2003.

On February 26th 2003, the Company identified a new business opportunity and on March 18th 2003 entered into an Acquisition Agreement with Red Dot Capital Inc. ("Red Dot") to acquire 100% of Red Dot's right to acquire, on certain terms and conditions, a 57.1% joint venture interest with Hubei Zenith Airbeck Pharmaceutical Co. Ltd. ("Airbeck") in Hubei Pharmaceutical Co. Ltd. ("HBJV"), a private Chinese company to be involved in research, development, production and sale of certain pharmaceutical products that Airbeck would contribute to HBJV.

The new joint venture, Hubei Pharmaceutical Co. Ltd. is incorporated in China and licensed for research, development, manufacturing and distribution of pharmaceutical products. On June 4th, 2003 the Company received confirmation from HBJV that effective May 9th, the State Drug Administration (SFDA), China's equivalent to the Food and Drug Administration in the United States, issued an approval certificate transferring the dosage division production licenses from Airbeck to HBJV. In total, 114 production licenses have been transferred to HBJV by Airbeck in exchange for its 42.9% interest. Airbeck continue to operate the division under a special transitional provision allowing them to produce and ship under the licensing now owned by HBJV. Completion of the transfer of Airbeck's licenses into HBJV was a significant part of the Acquisition agreement between the Company and Red Dot and a determining factor as to when the Company would complete the acquisition of Red Dot's 57.1 percent interest in HBJV. The company plans to complete the acquisition of Red Dot's interest before the end of the current quarter, July 31st 2003, and is contracting for an audit of the joint venture immediately following completion to ensure timely filings of the necessary supporting documentation.

The Company has not earned any revenue from activities since incorporation. The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company does not anticipate revenues resulting from a return on its investment in HBJV until some time after the Company successfully implements its business plan for HBJV and achieves a level of sales adequate to support the Company's cost structure. The company raised $350,053 dollars, net of costs, through a private placement of its securities with a small group of accredited investors closed on May 30th, 2003. The company is currently exploring options with respect to additional financing to ensure sufficient working capital is available to fund implementation of its business plan to further develop HBJV in the first 12 months of operation. Aggressive expansion will not be possible until additional funds are raised. Financing may be concluded on the basis of debt, equity or a combination thereof.

                            PART 11 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 26th 2003, O'Neill & Company filed a civil complaint against the Company with the District Court, Clark County in Nevada for unpaid legal services in the amounts of $30,960.25 and US$3,630.25

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

Messrs. Cecil Morris and Mark Glusing resigned their offices as directors on April 2nd, 2003. Mr. Reid Li was appointed as a director and President on April 2nd, 2003. Mr. Eric Fletcher was appointed as a director and Corporate Secretary on April 2nd, 2003. Mr. Clint Cheng was appointed as a director on April 9th, 2003.

On December 13th, 2001 the Company filed a Form 10QSB indicating in the notes to financial statements, Item 2, sub-paragraph ii) that during the period ended October 31, 2001, the Company granted incentive share purchase options to two directors to purchase 20,000 shares at an exercise price of $0.20 per share expiring August 27, 2002. Subsequently on Form 10KSB filed May 15th, 2003 the notes to financial statements, Item 4, paragraph 6 indicates that as at January 31st, 2003 options to purchase 20,000 shares at a price of $0.20 are outstanding and that there is no expiry date on the options. Management are investigating this but believe that these options to purchase expired on August 27th, 2002.

ITEM 6. EXHIBITS AND REPORTS

The following reports are included by reference:

1. Form 8-K notification of a debt settlement for 4,000,000 common shares, filed on February 4, 2003
2. Schedule 13D, regarding 4,000,000 share debt settlement, filed on February 7, 2003
3. Form 8-K notification of a debt settlement for 1,030,636 common shares, filed on February 7, 2003
4.   Schedule 13D, regarding 1,030,636 common shares, filed on February 11,
     2003.
5. Form S-8, regarding 1,500,000 shares paid to consultants, filed on March 10th, 2003
6. Form 8-K, regarding registration of 1,500,000 shares paid to consultants, filed on March 12th, 2003
7.   Schedule 13D, regarding 1,500,000 common shares, filed March 20th, 2003
8. Form 8-K, regarding acquisition agreement, name change, consolidation, 3,000,000 shares issued, resignation of directors, appointment of new directors

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 24th, 2003                Hubei Pharmaceutical Group, Ltd.


                                        By: /s/  Reid Li
                                        -----------------------------
                                        Reid Li, President.


--------------------------------------------------------------------------------


                                  CERTIFICATION

I, Reid Li, President of Hubei Pharmaceutical Group, Ltd., certify that:

1: I have reviewed this quarterly report on Form 10-QSB of Hubei Pharmaceutical Group, Ltd.

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

                        HUBEI PHARMACEUTICAL GROUP, LTD.

            By: /s/  Reid Li
               -----------------
               Reid Li -President and Principal Executive Officer.


Date: June 24th, 2003.


                                  END OF FILING