Form 10QSB
period 2003-07-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2003-10-09
CIK 1009919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      FOR THE QUARTER ENDED JULY 31ST, 2003

                           Commission File No. 0-25553


                         HUBEI PHARMACEUTICAL GROUP LTD.
                         -------------------------------
                 (Name of Small Business Issuer in its Charter)


                  Nevada                                88-0419476
     --------------------------------       --------------------------------
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

     (1)  Yes  X       No                     (2)  Yes  X       No
              ---         ---                          ---          ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE
As  of  August  29th,  2003  the  company  had  issued  30,278,041  shares

DOCUMENTS  INCORPORATED  BY  REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

TRANSITIONAL  SMALL  BUSINESS  ISSUER  FORMAT     YES    NO  X
                                                            ---

                                    I N D E X

                                                                           PAGE
                                                                           ----
PART  I          FINANCIAL  INFORMATION

     ITEM  1     FINANCIAL  STATEMENTS
                 Consolidated  Balance  Sheets                              3
                 Consolidated  Statement  of  Operations                    4
                 Statements  of  Retained  Earnings                         5
                 Statement  of  Cash  Flows                                 6
                 Statement  of  Stockholders'  Equity                     7 - 8

                 NOTES  TO  THE  CONSOLIDATE  FINANCIAL  STATEMENTS
                   1     Organization  and  Nature  of  Business          9 - 11
                   2     Development  State  Activities                     11
                   3     Summary  of  Significant  Accounting  Policies  12 - 15
                   4     Joint  Venture  and  Basis  of  Presentation    15 - 16
                         -  Joint  Venture  Balance  Sheet  (AUDITED)       15
                   5     Assets and Operation of Investment by  Airbeck     16
                         -  Airbeck  Balance  Sheets                        17
                         -  Airbeck  Statement  of  Operations              18
                         -  Airbeck  Statement  of  Retained  Earnings      19
                         -  Airbeck  Statement  of  Cash  Flows             20
                   6     Related  Party  Transactions                       20
                   7     Pension  and  Employment  Liabilities              21
                   8     Deferred  Charges                                  21
                   9     Share  Capital                                  21 - 22
                  10     Summary  of  Warrants                              22
                  11     Income  Tax  Exemptions  and  Deductions           23
                  12     Minority  Interest                                 23
                  13     Subsequent  Events                              23 - 24

     ITEM  2     MANAGEMENTS  DISCUSSION  AND  PLAN  OF  OPERATIONS      25 - 27

     ITEM  3     CONTROLS  AND  PROCEDURES                                  27

     PART  II    OTHER  INFORMATION

     ITEM  2     CHANGES  IN  SECURITIES                                 28 - 29

     ITEM  5     OTHER INFORMATION - AUDIT OF ACQUISITION COMPLETED         30

     ITEM  6     TABLE  OF  EXHIBITS  AND  REPORTS                          30

                 SIGNATURES                                                 30

                 EXHIBITS  AND  CERTIFICATIONS                           31 - 40

                             HUBEI PHARMACEUTICAL GROUP, LTD.
                        (Formerly Pan Asia Communications Corp.)
                             (A Development Stage Company)
                              CONSOLIDATED BALANCE SHEETS
                       AS AT JULY 31ST, 2003 AND JULY 31ST, 2002
                               (EXPRESSED IN US DOLLARS)
                                      (UNAUDITED)


                                                             ------------  ------------
                                                                 2003          2002
                                                             ------------  ------------
                                                               (note 4)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 3)                         $   420,751   $       140
  Accounts receivable                                                350            --
  Prepaid expenses                                                   835            --
  Inventory                                                          542            --
  Travel advance                                                   4,766            --
                                                             ------------  ------------
TOTAL CURRENT ASSETS                                             427,244           140
                                                             ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 3 & NOTE 4)         249,911            --
  Less: accumulated amortization                                    (370)           --
                                                             ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT                                249,541            --
INTANGIBLE ASSETS (NOTE 4)                                     3,381,000            --
DEFERRED CHARGES (NOTE 8)                                        186,996            --
                                                             ------------  ------------
TOTAL ASSETS                                                 $ 4,244,781   $       140
                                                             ============  ============

              LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $   207,041   $   108,802
  Organization costs payable for the joint venture (Note 8)      160,743            --
                                                             ------------  ------------
TOTAL CURRENT LIABILITIES                                        367,784       108,802
                                                             ------------  ------------

MINORITY INTEREST IN JOINT VENTURE CORPORATION (NOTE 12)       3,622,500            --
                                                             ------------  ------------

STOCKHOLDERS' EQUITY
  Capital stock (Note 9)
    Par value (26,084,700 post-consolidation common shares)       26,085        34,071
    Additional paid in capital                                 1,660,751     1,191,460
    Advances on proposed subscriptions                           190,490            --
  Contributed surplus                                            (11,379)           --
  Retained earnings (deficit)                                 (1,611,523)   (1,334,193)
  Cumulative translation adjustment (Note 3)                          73            --
                                                             ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                                       254,497      (108,662)
                                                             ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,244,781   $       140
                                                             ============  ============


See  accompanying  notes  to  the  financial  statements

                                               HUBEI PHARMACEUTICAL GROUP, LTD.
                                            (Formerly Pan Asia Communications Corp.
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (EXPRESSED IN US DOLLARS)
                                                          (UNAUDITED)

                                                Cumulative From
                                               Inception Date of
                                                 December 18,      Six Months Ended July 31         Quarter Ended July 31
                                               1998 To July 31,
                                                     2003            2003            2002            2003            2002
                                                --------------  --------------  --------------  --------------  --------------


Revenue                                         $          --   $          --   $          --   $          --   $          --
                                                --------------  --------------  --------------  --------------  --------------

General and Administration Costs
  Amortization                                            370             370              --             370              --
  Bank charges and interest                           119,413           1,127              77             181              35
  Finders fee                                          55,000          55,000              --          46,100              --
  Foreign exchange loss (gain)                            198              --              --              --              --
  Management fees                                     187,000          46,000              --          40,000              --
  Mineral property maintenance
    and exploration expenditures                       11,201              --              --              --              --
  Office and sundry                                    39,064           7,576           1,500           6,964           1,500
  Professional fees                                    89,814          21,452          11,949          13,063          10,319
  Stock transfer and filing fees                       32,399           6,261           1,036           4,858             504
  Stock-based compensation                             25,000          25,000              --              --              --
  Travel and promotion                                 25,149          16,334              --          16,334              --
  Write-off of accounts payable                       (70,000)        (70,000)             --              --              --
                                                --------------  --------------  --------------  --------------  --------------
                                                      514,608         109,120          14,562         127,870          12,358
                                                --------------  --------------  --------------  --------------  --------------
Net profit (loss) from operations                    (514,608)       (109,120)        (14,562)       (127,870)        (12,358)
  Loss on terminated acquisition                   (1,059,415)             --        (701,781)             --        (701,781)
  Abandonment of mineral property                      (3,500)             --              --              --              --
  Contract cancellation                               (34,000)             --              --              --              --
                                                --------------  --------------  --------------  --------------  --------------
Net profit (loss) for the period                $  (1,611,523)  $    (109,120)  $    (716,343)  $    (127,870)  $    (714,139)
                                                ==============  ==============  ==============  ==============  ==============

Basic and diluted earnings (loss)
  per common share                                                      (0.00)          (0.02)          (0.00)          (0.02)
                                                                ==============  ==============  ==============  ==============

Weighted average number of shares outstanding
  Basic                                                            26,084,700      34,071,006      26,084,700      34,071,006
                                                                ==============  ==============  ==============  ==============
  Diluted                                                          27,008,033      34,071,006      27,008,033      34,071,006
                                                                ==============  ==============  ==============  ==============

                                      HUBEI PHARMACEUTICAL GROUP, LTD.
                                  (Formerly Pan Asia Communications Corp.)
                                        (A Development Stage Company)
                                       STATEMENTS OF RETAINED EARNINGS
                                          (EXPRESSED IN US DOLLARS)
                                                 (UNAUDITED)

                             Cumulative From
                             Inception Date of
                             December 18, 1998   Six Months Ended July 31         Quarter Ended July 31
                                 To July 31,  ------------------------------  ------------------------------
                                   2003            2003            2002            2003            2002
                              --------------  --------------  --------------  --------------  --------------
Profit (loss) for the period  $  (1,611,523)  $    (109,120)  $    (716,343)  $    (127,870)  $    (714,139)
Retained earnings (deficit),
  beginning of period                    --      (1,502,403)       (617,850)     (1,483,653)       (620,054)
                              --------------  --------------  --------------  --------------  --------------
Retained earnings (deficit),
  end of period               $  (1,611,523)  $  (1,611,523)  $  (1,334,193)  $  (1,611,523)  $  (1,334,193)
                              ==============  ==============  ==============  ==============  ==============

                                              HUBEI  PHARMACEUTICAL  GROUP,  LTD.
                                            (Formerly Pan Asia Communications Corp.)
                                                  (A Development Stage Company)
                                                     STATEMENT OF CASH FLOWS
                                                    (EXPRESSED IN US DOLLARS)
                                                           (UNAUDITED)

                                                    Cumulative
                                                  From Inception
                                                     Date of
                                                   December 18,
                                                  1998 - July 31,    Six Months Ended July 31        Quarter Ended July 31
                                                       2003            2003            2002            2003            2002
                                                  --------------  --------------  --------------  --------------  --------------
Cash derived from (applied to)
  Operating activities
    Net profit (loss) for the period              $  (1,611,523)  $    (109,120)  $    (716,343)  $    (127,870)  $    (714,139)
    Items not requiring use of cash
      Amortization                                          370             370              --             370              --
      Stock issued for other than cash                  985,885          56,895         701,781          16,895         701,781
      Stock issued for the JV Corporation                22,000          22,000              --          19,000              --
      Cancellation of issuance for debt                (120,000)       (120,000)             --              --              --
      Loss on acquisition advances                      357,634              --              --              --              --
      Abandonment of mineral property                     3,500              --              --              --              --
      Cumulative translation adjustment (Note 3)             73              73              --              73              --
    Changes in non-cash working capital items
      Accounts receivable                                  (350)           (350)             --            (350)             --
      Prepaid expenses                                     (835)           (835)             --            (835)             --
      Inventory                                            (542)           (542)             --            (542)             --
      Travel advance                                     (4,766)         (4,766)             --          (4,766)             --
      Accounts payable increase                         207,041          65,564          14,485          68,470          12,211
      Organization costs payable
        for the Joint Venture Corporation               160,743         160,743              --         160,743              --
                                                  --------------  --------------  --------------  --------------  --------------
                                                           (770)         70,032             (77)        131,188            (147)
                                                  --------------  --------------  --------------  --------------  --------------
  Financing activities
    Capital stock issued for cash                       798,951         366,949              --         366,949              --
    Contributed surplus                                 (11,379)        (11,379)             --         (11,379)             --
    Advances on proposed subscriptions                  190,490         190,490              --         (74,580)             --
                                                  --------------  --------------  --------------  --------------  --------------
                                                        978,062         546,060              --         280,990              --
                                                  --------------  --------------  --------------  --------------  --------------
  Investing activities
    Acquisition advances                               (357,634)             --              --         185,050              --
    Fixed assets purchased                               (8,411)         (8,411)             --          (8,411)             --
    Deferred charges                                   (186,996)       (186,996)             --        (186,996)             --
    Mineral property                                     (3,500)             --              --              --              --
                                                  --------------  --------------  --------------  --------------  --------------
                                                       (556,541)       (195,407)             --         (10,357)             --
                                                  --------------  --------------  --------------  --------------  --------------
Cash and cash equivalents,
  increase (decrease) during the period                 420,751         420,685             (77)        401,821            (147)

Cash and cash equivalents,
  beginning of period                                        --              66             217          18,930             287
                                                  --------------  --------------  --------------  --------------  --------------
Cash and cash equivalents,
  end of period                                   $     420,751   $     420,751   $         140   $     420,751   $         140
                                                  ==============  ==============  ==============  ==============  ==============

                                               HUBEI PHARMACEUTICAL GROUP, LTD.
                                           (Formerly Pan Asia Communications Corp.)
                                                 (A Development Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                                    AS AT APRIL 30TH, 2003
                                                   (EXPRESSED IN US DOLLARS)
                                                          (UNAUDITED)


                                                                       Additional    Advances on                    Retained
                                            Number  of                  Paid-in        Proposed     Contributed     Earnings
                                             Shares       Par Value     Capital     Subscriptions     Surplus      (Deficit)
Shares issued for cash at $0.01                600,006   $      600   $   59,400   $           --   $        --   $        --
Shares issued for cash at $0.10                  5,000            5        4,995                                           --
Net loss for the period                                                                                                (7,401)
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance, January 31, 1999                      605,006          605       64,395                                       (7,401)
Net loss for the year                                                                                                 (46,422)
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance, January 31, 2000                      605,006          605       64,395                                      (53,823)
Shares issued for convertible debt             917,500          918      457,832                                           --
Net loss for the year                                                                                                (547,038)
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance, January 31, 2001                    1,522,506        1,523      522,227                                     (600,861)
Net loss for the year                                                                                                 (16,989)
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance, January 31, 2002                    1,522,506        1,523      522,227                                     (617,850)
Shares issued for
  acquisition of business                   14,000,000       14,000    1,246,000
Shares issued for debt                      17,629,136       17,629      747,756
Shares issued for services                   5,950,000        5,950      529,550
Shares cancelled on rescission of
  acquisition agreement                    (23,272,880)     (23,273)  (1,700,370)
Net loss for the year                                                                                                (884,553)
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance, January 31, 2003                   15,828,762       15,829    1,345,163                                   (1,502,403)
Shares issued for consulting fee             1,500,000        1,500       13,500
Shares issued for debt                       1,500,000        1,500       13,500
Shares issued for bonus                      1,000,000        1,000        9,000
Cancellation of issuance for debt           (4,000,000)      (4,000)    (116,000)
Advances on proposed subscriptions                                                        265,070
                                          -------------  -----------  -----------  ---------------  ------------  ------------
                                            15,828,762       15,829    1,265,163          265,070                  (1,502,403)
                                          -------------  -----------  -----------  ---------------  ------------  ------------
1:10 consolidation, April 2, 2003            1,582,876       15,829    1,265,163          265,070                  (1,502,403)
Shares issued for the deposit on
  assignment of
  acquisition agreement
  for 57.1% interest of
  HuBei Pharmaceutical Co.,
  Ltd. (Total of
  22,000,000 shares)
  recorded at par value                      3,000,000        3,000
Net profit for three months
  ended April 30, 2003                                                                                                 18,750
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance April 30, 2003                       4,582,876       18,829    1,265,163          265,070                  (1,483,653)
Shares issued for cash @$0.15
  Issued on July 6, 2003                     2,446,324        2,446      364,503
Shares issued for finders' fees
  Issued on July 6, 2003                        55,500           56       16,839
Shares issued for the deposit
  on assignment of
acquisition agreement
  for 57.1% interest of
  HuBei Pharmaceutical Co., Ltd.
  (Total of 22,000,000
  shares) recorded at par value             19,000,000       19,000
Advances on proposed subscriptions
  for the shares issued on July 6, 2003                                                  (265,070)
Advances on proposed subscriptions
  from May 13 to July 18, 2003                                                            190,490
Contributed Surplus                                                                                     (11,379)
Cumulative translation adjustment
Net profit for three months
  ended July 31, 2003                                                                                                (127,870)
Adjustment of Paid in Capital                               (14,246)      14,246
                                          -------------  -----------  -----------  ---------------  ------------  ------------
Balance July 31, 2003                     $ 26,084,700   $   26,085   $1,660,751   $      190,490   $   (11,379)  $(1,611,523)
                                          =============  ===========  ===========  ===============  ============  ============

                                           Cumulative
                                           Translation
                                           Adjustment     Total
Shares issued for cash at $0.01           $        --   $  60,000
Shares issued for cash at $0.10                             5,000
Net loss for the period                                    (7,401)
Balance, January 31, 1999                                  57,599
                                          ------------  ----------
Net loss for the year                                     (46,422)
Balance, January 31, 2000                                  11,177
                                          ------------  ----------
Shares issued for convertible debt                        458,750
Net loss for the year                                    (547,038)
Balance, January 31, 2001                                 (77,111)
                                          ------------  ----------
Net loss for the year                                     (16,989)
Balance, January 31, 2002                                 (94,100)
                                          ------------  ----------
Shares issued for
  acquisition of business                               1,260,000
Shares issued for debt                                    765,385
Shares issued for services                                535,500
Shares cancelled on rescission of
  acquisition agreement                                (1,723,643)
Net loss for the year                                    (884,553)
Balance, January 31, 2003                                (141,411)
                                          ------------  ----------
Shares issued for consulting fee                           15,000
Shares issued for debt                                     15,000
Shares issued for bonus                                    10,000
Cancellation of issuance for debt                        (120,000)
Advances on proposed subscriptions                        265,070
                                          ------------  ----------
                                                           43,659
                                          ------------  ----------

1:10 consolidation, April 2, 2003                          43,659
Shares issued for the deposit on
  assignment of
  acquisition agreement
  for 57.1% interest of
  HuBei Pharmaceutical Co.,
  Ltd. (Total of
  22,000,000 shares)
  recorded at par value                                     3,000
Net profit for three months
  ended April 30, 2003                                     18,750
                                          ------------  ----------
Balance April 30, 2003                                     65,409

Shares issued for cash @$0.15
  Issued on July 6, 2003                                  366,949
Shares issued for finders' fees
  Issued on July 6, 2003                                   16,895
Shares issued for the deposit
  on assignment of
acquisition agreement
  for 57.1% interest of
  HuBei
  Pharmaceutical Co., Ltd.
  (Total of 22,000,000
  shares) recorded at par value                            19,000
Advances on proposed subscriptions
  for the shares issued on July 6, 2003                  (265,070)


Advances on proposed subscriptions
  from May 13 to July 18, 2003                            190,490
Contributed Surplus                                       (11,379)
Cumulative translation adjustment                  73          73
Net profit for three months
  ended July 31, 2003                                    (127,870)
Adjustment of Paid in Capital
                                          ------------  ----------
Balance July 31, 2003                     $        73   $ 254,497
                                          ============  ==========

                        HUBEI PHARMACEUTICAL GROUP, LTD.
                    (Formerly Pan Asia Communications Corp.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31st, 2003
                            (Expressed in US dollars)
                                   (Unaudited)

NOTE  1.  ORGANIZATION  AND  NATURE  OF  BUSINESS

Hubei Pharmaceutical Group, Ltd. ("the Company") was incorporated in the State of Nevada, U.S.A. on December 18, 1998 under the name of Explore Technologies, Inc. In the exploration stage, the Company engaged in the acquisition, exploration and development of mineral properties. The Company had intended to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possessed commercially developable quantities of gold and other precious minerals. The Company's board of directors determined that further exploration of the Miranda Property was not commercially viable and decided on April 25, 2000 to abandon its interest in the property.

In April 2002, the Company identified a business opportunity and acquired the issued and outstanding shares of Access Network Limited ("Access"), a British
Virgin Island Company, and certain assets associated with the operations of Access by the issuance of 14,000,000 common shares at a price of $0.09 per share. Access was in the business of supplying long distance telephone services to Asian users. Also, the Company changed its name from Explore Technologies, Inc. to Pan Asia Communications Corp.

On May 15th, 2002, the Company issued 12,598,500 common shares to creditors of Access in settlement of debt of $629,925.

On June 5th, 2002, the Company issued 5,950,000 shares of common stock to consultants at a deemed price of $0.09 per share for a number of agreements to provide customer research, technology support and financial services related to the business acquired from Access. The Company has cancelled all agreements for services from consultants and other agents effective (September 3rd 2002) with the rescission of the acquisition of Access. No shares issued with respect to consulting services will be returned to treasury.

The Company was unable to raise the capital necessary to pursue the development of Access and on September 3rd 2002, the Company entered into an agreement to rescind the Access agreement dated May 15th 2002 and to return 14,000,000 common shares issued, to treasury. Effective October 30th 2002, the Company cancelled and returned to treasury 14,000,000 acquisition shares. In addition, the Company cancelled 9,272,880 shares from the 12,598,500 common shares issued to creditors of Access in respect of the acquisition. The remaining 3,325,620 shares were deposited by two creditors as collateral and are not available for physical return to the Company. The Company has given notice to the Transfer agent not to transfer the aforesaid balance of shares should they be presented for transfer.

NOTE  1.  ORGANIZATION  AND  NATURE  OF  BUSINESS  (CONT'D)

JOINT VENTURE INVESTMENT WITH HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD. ("AIRBECK")
On February 26th, 2003, the Company identified a new business opportunity and on March 18th, 2003 entered into an Acquisition Agreement with Red Dot Capital Inc. ("Red Dot") to acquire, on certain terms and conditions, 100% of Red Dot's 57.14% joint venture interest in Hubei Pharmaceutical Co., Ltd. ("HBJV"). HBJV was incorporated as a private Chinese joint venture corporation in the city of Xiangfan in Hubei province, China(1) on January 24th, 2003 by Red Dot and Hubei Zenith Airbeck Pharmaceutical Co. Ltd. It is licensed to engage in research, development, production and sale of pharmaceutical products. Airbeck is a Chinese government funded company located in Xiangfan, involved in research, development, production and sale of bulk pharmaceutical products through its Bulk Division as well as over-the-counter and patented pharmaceutical products in dosage forms including injections, capsules, tablets, syrups and other form through its Dosage Division. HBJV's initial line of business will be to operate the Dosage Division contributed by Airbeck.

The  terms  of  the  Acquisition  Agreement  are  as  follows:

     1. The company is to issue 22,000,000 post-consolidation(2), restricted shares of common stock in its capital (the "Shares") at par value of $0.001 per share, to Red Dot, or Red Dot's nominees, appointed in writing on the following terms and conditions:
          a. 3,000,000 common shares to be issued on closing. These were issued from treasury on April 3rd, 2003
          b. 19,000,000 common shares to be issued at the time the Airbeck assets are vended into the joint venture. These were issued from treasury on July 25th, 2003
     2. The company is to issue 2,000,000 post-consolidation, restricted shares of common stock in its capital as a finder's fee due and payable at such time as Airbeck assets are vended into the joint venture as referred to above. These shares are not issued at July 31st, 2003; however, subsequent to the end of the fiscal quarter the finders fee was re-negotiated and 1,500,000 shares issued with respect to it.
     3. The company is to assume all of Red Dot's obligations pursuant to the Joint Venture Agreement with Airbeck.
     4. As further consideration of Red Dot's assignment of its interest in HBJV, the Company is to issue the following number of post-consolidation, restricted shares of common stock in its capital to Red Dot, or Red Dot's nominees appointed in writing, upon HBJV attaining the following cumulative, gross sales revenue:

            ----------------------  -----------------------------
            Cumulative Gross Sales  Additional Share to be Issued
            ----------------------  -----------------------------
                   5,000,000                5,000,000
                   7,500,000                2,500,000
                  10,000,000                2,500,000
                  12,500,000                2,500,000
                  15,000,000                2,500,000
            ----------------------  -----------------------------


--------------------------------------------------------------------------------
(1) All references to "China" herein refer to the People's Republic of China unless otherwise indicated.
(2) Effective April 2nd, 2003 the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group Ltd. and consolidated its capital on a 10 old for 1 new basis. Its common shares commenced trading on the OTC Bulletin Board on a post-consolidation basis on
     Thursday,  April  3rd  2003

NOTE  1.  ORGANIZATION  AND  NATURE  OF  BUSINESS  (CONT'D)

Based on the Joint Venture Agreement between Airbeck and Red Dot dated December 23rd, 2002, the Amended HBJV Articles dated July 8, 2003 and the Supplemental Joint Venture Agreement between Airbeck, Red Dot and the Company dated July 31st, 2003, the details of the joint venture are as follows:

1. The Company owns a controlling interest of 57.14% in HBJV by agreeing to invest US dollar cash of $4,830,000 (RMB40,000,000), and to transfer its US dollar cash investment to HBJV as follows::
          a.   An  initial  15%  ($724,500)  on  or  before  October 22nd, 2003.
          b.   A  further  35%  ($1,690,500)  on  or  before  April  23rd, 2004.
          c.   A  further  25%  ($1,207,500)  on  or  before  April  23rd, 2005.
          d. A final 25% ($1,207,500) on or before April 23rd, 2006. This amount is not recorded as a liability in these financial statements as it is contingent upon the Company raising funds for investment.

2. Airbeck owns a minority interest of 42.86% in HBJV by investing intangible assets in the form of pharmaceutical production licenses valued at $3,381,000 (RMB28,000,000) along with machinery and equipment valued at $241,500 (RMB2,000,000).

The values of intangible assets and equipment contributed by Airbeck were assessed and appraised by Hubei Zhonglian Consultation and Appraisal Co., Ltd, a qualified appraisal firm registered in Hubei, China. Airbeck has transferred its invested intangible assets, machinery and equipment as disclosed in the related opening balance sheet at July 31, 2003 (note 4, below).

Airbeck is presently in the procedure of privatization, and it is expected that the privatization process will take a number of months for approvals and finalization. Management agrees the new ownership of Airbeck, after privatization, will own the 42.86% interest in HBJV. The detailed name of the ownership will not be known until finalization.


NOTE  2.  DEVELOPMENT  STAGE  ACTIVITIES
The Company is a development stage company as defined in the Statements of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business for the Company by acquiring the operating Dosage Division of Hubei Zenith Airbeck Pharmaceutical Co. Ltd. and none of this joint venture corporation's planned principal operations have commenced at July 31st, 2003. All accumulated expenses of $186,996 for this joint venture are considered as part of the Company's development stage activities and are capitalized as other assets in the balance sheet. Also, all losses accumulated since inception have been considered as part of the Company's development stage activities.

Since its inception, the Company has funded operations through invested cash from common stock issuances to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital.

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

PRINCIPLES  OF  CONSOLIDATION
The accompanying pro forma consolidated financial statements include the accounts of the Company and the 57.14% interest in the HBJV. The 42.86% interest in the HBJV owned by Airbeck is shown as a minority interest in the consolidated financial statements. All intercompany transactions and intercompany balances have been eliminated. HBJV has not commenced operating activities; therefore, HBJV does not affect the statement of operations.

USE  OF  ESTIMATES
The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

INCOME  TAXES
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. See Note 11 for Income Tax Exemptions and Reductions, relating to operation of the joint venture corporation in China.

STOCK  BASED  COMPENSATION
SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures relating to stock based compensation have been included with the accompanying pro forma consolidated balance sheet, as there was no pro forma effect on the Company's operations.

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)


COMPENSATED  ABSENCES
Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying consolidated financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

NET  PROFIT  (LOSS)  PER  SHARE
The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common share owners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
As defined in FASB 107, the company estimates whether the fair value of all financial instruments differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet, which need to be disclosed. The estimated fair values of amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

CONCENTRATION  OF  CREDIT  RISK
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

LONG-LIVED  ASSETS
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

FOREIGN  CURRENCY  TRANSLATION
The functional currency of the Company is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from a transactional currency to the reporting currency. The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)

Gains or losses from foreign currency transactions are recognized in current net income. Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying asset was acquired. An analysis of the changes in the cumulative currency translation adjustment is disclosed as part of stockholders' equity and summarized below:

                               Six Months Ended July 31st
                               --------------------------
                                   2003         2002
                                -----------  ----------

  Balance, Beginning of period  $        --          --
  Change during the period               73          --
                                -----------  ----------
  Balance, End of period        $        73          --
                                ===========  ==========

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.


REVENUE  RECOGNITION
The  Securities  and  Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.


FINANCIAL  INSTRUMENTS
The Company's financial instruments consist of cash, other receivables, prepaid expenses, advances, and accounts payable, none of which are held for trading purposes.

It is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values.


SEGMENTED  INFORMATION
The  Company's  identifiable  assets  as are located in the following countries:

                                  July 31st
                            ----------------------
                               2003        2002
                            ----------  ----------

  Canada                    $  449,224  $      140
  China (see note 4 below)   3,745,557          --
                            ----------  ----------
                            $4,244,781  $      140
                            ==========  ==========

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)

PROPERTY,  PLANT  AND  EQUIPMENT
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the asset.

     Office  equipment                   -     20% per annum on the  declining
                                               balance
     Leasehold improvement               -     Allocated on a straight-line
                                               basis over the term  of  the
                                               lease
     Property,  plant  and buildings     -     6% per annum on the straight-line
                                               basis
     Lease  equipment                    -     7.14% to 12.5% per annum on the
                                               straight-line basis


NOTE  4.  JOINT  VENTURE  AND  BASIS  OF  PRESENTATION

                          HUBEI PHARMACEUTICAL CO. LTD.
                            JOINT VENTURE CORPORATION
                              OPENING BALANCE SHEET
                                 JULY 31ST, 2003
                            (EXPRESSED IN US DOLLARS)
                                    (AUDITED)

                                                                      Opening
                                              Prior to                Balance
                                              Airbeck    Airbeck       Sheet
                                              Vend-In    Vend-In     (Audited)
                                              --------  ----------  -----------

            ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 3)          $ 94,911          --  $    94,911
  Accounts receivable                              350          --          350
  Inventory                                        542          --          542
                                              --------  ----------  -----------
TOTAL CURRENT ASSETS                          $ 95,803          --  $    95,803
PROPERTY, PLANT AND EQUIPMENT, NET
  (NOTE 3 & NOTE 4.1A)                           1,001     241,500      242,501
INTANGIBLE ASSETS (NOTE 4.1B)                       --   3,381,000    3,381,000
OTHER ASSET - ORGANIZATION COSTS (NOTE 2)       26,253          --       26,253
                                              --------  ----------  -----------
TOTAL ASSETS                                  $123,057  $3,622,500  $ 3,745,557
                                              ========  ==========  ===========

    LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                            $ 21,125          --  $    21,125
                                              --------  ----------  -----------

STOCKHOLDERS' EQUITY
  Capital stock (Note 4.1)                      89,784   3,622,500    3,712,284
  Contributed surplus                           12,075          --       12,075
  Cumulative translation adjustment (Note 3)        73          --           --
TOTAL STOCKHOLDERS' EQUITY                     101,932   3,622,500    3,724,432

                                              --------  ----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $123,057  $3,622,500  $ 3,745,557
                                              ========  ==========  ===========

NOTE  4.  JOINT  VENTURE  AND  BASIS  OF  PRESENTATION  (CONT'D)


BASIS  OF  PRESENTATION
The accompanying balance sheet for the Hubei Pharmaceutical Co., Ltd. joint venture (above) has been compiled for purposes of inclusion in the consolidated financial statements of the Company which give effect to the joint venture. The details of the investment items and proposed investment items are disclosed in
Note  1   -  Joint  Venture  Investment with Hubei Zenith Airbeck Pharmaceutical
Co., Ltd. above. Salient points from Note 1 are repeated here for convenience along with additional clarification.

1. $3,622,500 of capital stock is composed of investments from Airbeck as follows:

            a)     Machinery and equipment (see note 1)             $    241,500
            b)     Pharmaceutical production licenses (see note 1)     3,381,000
                                                                    ------------
                                                          Total     $  3,622,500
                                                                    ============

2. With the exception of the machinery and equipment valued at $ 241,000, fixed assets, current assets and all liabilities are retained by Airbeck. See Airbeck balance sheet in Note 5 below.


NOTE  5.  ASSETS  AND  OPERATION  OF  INVESTMENT  FROM  AIRBECK

The effect of Airbeck's investment in Hubei Pharmaceutical Co. Ltd. is to transfer the operating dosage division, complete with production licenses and a small amount of equipment (see note 4 above), to the joint venture while leaving most of the fixed assets, the current assets and all of the debt behind. Once the transition period is completed, HBJV will own and operate the former Airbeck dosage division.

CAPITAL  LEASE
HBJV will lease two manufacturing facilities from Airbeck. The Financial Accounting Standards Board (FASB) establishes standards of reporting for leases. FAS 13 paragraph 7 states that a lease should be considered a capital lease if, at the inception of the lease, the present value of the minimum lease payments is at least 90% of the fair value of the lease property.

On July 8th, 2003 HBJV signed a lease agreement with Airbeck to lease these two properties with equipment from Airbeck. The lease term is 20 years from the date when operation of the former Airbeck dosage division is taken over by HBJV. The yearly lease payment is $294,000 (RMB2,433,600), and is to be paid monthly by HBJV five days before the end of the each month. The fair market value of the lease property, plant and equipment based on the lease agreement is $1,735,700 (RMB14,367,600). The net present value of the based upon a 5% internal rate of return over 20 years is $3,663,890. Accordingly, when the lease properties and equipment are transferred to HBJV, and the lease term started, the leased properties and equipment will be recorded as a capital lease.

OPERATIONS
Following a transition period during which Airbeck will deplete work in progress and other inventories by shipping under the licenses now owned by HBJV the joint venture company will be responsible to arrange its working Capital, as the current assets and current liabilities of Airbeck for the dosage division will be retained by Airbeck. The detailed financial information of The Dosage Division of Airbeck, for three years ended December 31, 2002, 2001, 2000 and the six month period ended June 30, 2003, are as follows:

NOTE  5.  ASSETS  AND  OPERATION  OF  INVESTMENT  FROM  AIRBECK  (CONT'D)

                             HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD.
                                         (THE DOSAGE DIVISION)
                                            BALANCE SHEETS
                                   DECEMBER 31, 2002, 2001, AND 2000
                              (WITH OPERATING FIGURES AT JUNE 30TH 2003)
                                       (EXPRESSED IN US DOLLARS
                                             (UNAUDITED)


                                                 June 30th                 December 31st
                                               ------------  ----------------------------------------
                                                   2003          2002          2001          2000
                                               ------------  ------------  ------------  ------------
                                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 3)           $   346,064   $   306,577   $   145,400   $   153,747
  Accounts receivable                            2,069,596     1,846,300     1,937,981     1,499,684
  Other receivables                              1,150,522     1,162,226     1,139,066       725,605
  Inventories                                    2,128,662     1,985,412     2,174,051     1,979,272
                                               ------------  ------------  ------------  ------------
TOTAL CURRENT ASSETS                             5,694,844     5,300,515     5,396,498     4,358,308
                                               ------------  ------------  ------------  ------------

PROPERTY, PLANT AND EQUIPMENT AT COST (NOTE3)    4,458,157     4,108,695     3,756,113     4,288,135
  Less: accumulated amortization                (1,962,953)   (1,685,538)   (1,527,518)   (1,309,330)
                                               ------------  ------------  ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT                2,495,204     2,423,157     2,228,595     2,978,805
CONSTRUCTION IN PROGRESS                           266,004       260,683        26,932        91,171
INTANGIBLES ASSETS, NET                          2,445,538     2,519,645     2,667,859     2,816,073
                                               ------------  ------------  ------------  ------------
TOTAL ASSETS                                   $10,901,590   $10,504,000   $10,319,884   $10,244,357
                                               ============  ============  ============  ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank loans                                   $ 2,711,778   $ 2,990,995   $ 3,448,792   $ 3,449,309
  Accounts payable                               1,210,759     1,211,961     1,319,745     1,682,865
  Other payables                                   280,342       296,460       242,740       311,145
  Taxes payable                                    496,661       510,687       462,010       390,631
                                               ------------  ------------  ------------  ------------
TOTAL CURRENT LIABILITIES                        4,699,540     5,009,403     5,473,287     5,733,950
                                               ------------  ------------  ------------  ------------

STOCKHOLDERS' EQUITY
  Capital stock                                  3,623,188     3,623,188     3,623,188     3,623,188
  Contributed surplus                            1,180,117       959,896       746,056       636,022
  Retained earnings                              1,398,745       911,513       477,353       251,197
                                               ------------  ------------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                       6,202,050     5,494,597     4,846,597     4,510,407
                                               ------------  ------------  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,901,590   $10,504,000   $10,319,884   $10,244,357
                                               ============  ============  ============  ============

NOTE  5.  ASSETS  AND  OPERATION  OF  INVESTMENT  FROM  AIRBECK  (CONT'D)

                        HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD.
                                    (THE DOSAGE DIVISION)
                                  STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31ST, 2002, 2001, AND 2000
                            AND SIX MONTHS ENDED JUNE 30TH 2003
                                  (EXPRESSED IN US DOLLARS
                                        (UNAUDITED)

                                         Six Months
                                            Ended          Years Ended December 31st
                                           June 30,   -------------------------------------
                                            2003         2002         2001         2000
                                         -----------  -----------  -----------  -----------

REVENUE
  Sales                                  $6,189,038   $8,962,840   $7,396,326   $5,963,259
  Less: Sales taxes                        (123,781)     (44,814)     (36,982)     (25,748)
                                         -----------  -----------  -----------  -----------
  Net sales                               6,065,257    8,918,026    7,359,344    5,937,511
  Cost of goods sold                      4,641,779    6,897,966    5,989,961    4,916,973
                                         -----------  -----------  -----------  -----------
GROSS PROFIT                              1,423,478    2,020,060    1,369,383    1,020,538
                                         -----------  -----------  -----------  -----------
GROSS PROFIT PERCENTAGE                       23.00%       22.54%       18.51%       17.11%
                                         -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSES)                          --       (8,467)       3,649       11,660
                                         -----------  -----------  -----------  -----------
TOTAL INCOME BEFORE OPERATING EXPENSES    1,423,478    2,011,593    1,373,032    1,032,198
                                         ===========  ===========  ===========  ===========

OPERATING EXPENSES
  Selling and general administration        190,019      552,657      352,882      235,758
  Financing costs                           154,725      185,538      151,972      124,174
  Depreciation and amortization             277,415      158,020      218,188      228,363
  Amortization of intangible assets          74,107      148,214      148,214      148,214
                                         -----------  -----------  -----------  -----------
TOTAL OPERATING EXPENSES                    696,266    1,044,429      871,256      736,509
                                         -----------  -----------  -----------  -----------

PROFIT BEFORE INCOME TAXES                  727,212      967,164      501,776      295,689
INCOME TAXES                                239,980      319,164      165,586       97,578
                                         -----------  -----------  -----------  -----------
NET PROFIT (LOSS) FOR THE PERIOD         $  487,232   $  648,000   $  336,190   $  198,111
                                         ===========  ===========  ===========  ===========

                       HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD.
                                   (THE DOSAGE DIVISION)
                              STATEMENT OF RETAINED EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31ST, 2002, 2001, AND 2000
                           AND SIX MONTHS ENDED JUNE 30TH 2003
                                (EXPRESSED IN US DOLLARS
                                       (UNAUDITED)

                                         Six  Months
                                            Ended         Years Ended December 31st
                                           June 30,   --------------------------------
                                            2003         2002        2001      2000
                                         -----------  ----------  ---------  ---------

PROFIT (LOSS) FOR THE PERIOD             $  487,232   $ 648,000   $336,190   $198,111
Retained earnings, beginning of period      911,513     477,353    251,197    121,704
Less: Allocation to contributed surplus                (213,840)  (110,034)   (68,618)
                                         -----------  ----------  ---------  ---------
Retained earnings, end of period         $1,398,745   $ 911,513   $477,353   $251,197
                                         ===========  ==========  =========  =========

NOTE  5.  ASSETS  AND  OPERATION  OF  INVESTMENT  FROM  AIRBECK  (CONT'D)

                            HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD.
                                         (THE DOSAGE DIVISION)
                                       STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31ST, 2002, 2001, AND 2000
                                 AND SIX MONTHS ENDED JUNE 30TH 2003
                                       (EXPRESSED IN US DOLLARS
                                             (UNAUDITED)

                                                Six Months
                                                  Ended          Years Ended December 31st
                                                 June 30,   -----------------------------------
                                                   2003        2002        2001         2000
                                                ----------  -----------  ----------  ----------
CASH DERIVED FROM (APPLIED TO)
  OPERATING ACTIVITIES
    Net profit for the period                   $ 487,232   $  648,000   $ 336,190   $ 198,111
    Items not requiring use of cash
      Depreciation and amortization               277,415      158,020     218,188     228,363
      Amortization of intangible assets            74,107      148,214     148,214     148,214
      Contributed surplus                         220,221           --          --          --
    Changes in non-cash working capital items
      Accounts receivable                        (223,296)      91,681    (438,297)   (220,951)
      Other receivables                            11,704      (23,160)   (413,461)   (195,863)
      Inventories                                (143,250)     188,639    (194,779)   (120,622)
      Accounts payable and accrued                (31,346)      (5,387)   (360,146)   (144,863)
                                                ----------  -----------  ----------  ----------
                                                  672,787    1,206,007    (704,091)   (107,611)
                                                ----------  -----------  ----------  ----------

  FINANCING ACTIVITIES
    Bank loans                                   (278,517)    (458,497)     99,483      32,968
                                                ----------  -----------  ----------  ----------

  INVESTING ACTIVITIES
    Property, plant and equipment
       disposed (purchased)                      (349,462)    (352,582)    532,022     111,194
    Construction in progress                       (5,321)    (233,751)     64,239          --
                                                ----------  -----------  ----------  ----------
                                                 (354,783)    (586,333)    596,261     111,194
                                                ----------  -----------  ----------  ----------

CASH AND CASH EQUIVALENTS,
  INCREASE (DECREASE) DURING THE PERIOD            39,487      161,177      (8,347)     36,551

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             306,577      145,400     153,747     117,196
                                                -----------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $ 346,064   $  306,577   $ 145,400   $ 153,747
                                                ==========  ===========  ==========  ==========


NOTE  6.  RELATED  PARTY  TRANSACTIONS
See  Note  1,  Note  4  and  Note  5,  above.

NOTE  7.  PENSION  AND  EMPLOYMENT  LIABILITIES
The company does not have liabilities as at June 30, 2003, for pension, post-employment benefits or post-retirement benefits. The company does not have a pension plan.


NOTE  8.  DEFERRED  CHARGES
Deferred charges are classified as long-term assets. There is $186,996 of organization costs, $160,743 of which is organization costs accrued for the expenses payable to the Chinese auditors and consultants regarding the joint venture business of HBJV. The management has decided that amortization will commence only after the Company begins its operations.

Where amortization has been deducted in arriving at the carrying value of the deferred charge, this fact will be disclosed. The income statement discloses the amount charged for amortization of deferred charges.


NOTE  9.  SHARE  CAPITAL
On March 5th, 2003 the Company issued 1,500,000 pre-consolidation shares of common stock to consultants for services rendered, at a price of $0.01 per share in accordance with Rule S-8.

On March 14th, 2003 the Company issued 1,500,000 shares of pre-consolidation common stock, at a price of $0.01 per share to a creditor in settlement of a debt $15,000.00. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

On March 17th, 2003 the Company issued 1,000,000 shares of pre-consolidation common stock, at a price of $0.01 per share to its president as a signing bonus pursuant to a resolution dated December 4th, 2002. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. This President has since resigned.

On March 24th, 2003 four million pre-consolidation shares were returned to the transfer agent for cancellation pursuant to a renegotiated debt settlement. The Company re-negotiated a debt settlement made previously with Eurocapital Holdings A.V.V. ("EuroCapital"), referenced in the audited statement dated January 31st, 2003. Under the terms of the re-negotiated agreement, EuroCapital agreed to tender their 4,000,000 shares on the condition that the Company make a payment to EuroCapital and/or their nominee in the sum of Fifty Thousand Dollars (US$50,000). The company paid EuroCapital holdings the sum of $50,000 on March
18th, 2003. The 4,000,000 shares were returned to the transfer agent for cancellation on March 24, 2003.

On April 2nd, 2003 the Company consolidated its issued and outstanding common shares on a 10-old for 1-new basis. Following the rollback, the Company's authorized capital was increased back to one hundred million (100,000,000) shares.

On April 3rd, 2003 the Company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

On July 6th, 2003 the Company issued 80,000 shares of common stock for the private placement subscription tendered by an accredited investor and closed May 30th, 2003. The investor subscribed for 80,000 units consisting of one share at $0.15 and 2.5 purchase warrants to purchase an additional share, on or before November 30th, 2003, at a price of $0.20. An additional 12,000 units consisting of 1 share and 2.5 purchase warrants were recorded as a finders' fee with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of outstanding warrants appears below as Note 10 - Warrants.

On July 6th, 2003 the Company issued 2,366,324 shares of common stock at a price of $0.15 per share, for the private placement subscription tendered by a group of accredited investors closed May 30th, 2003. The company recorded payment of $16,895 and issued 43,500 shares of common stock as finders' fees with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend.

On July 25th, 2003 The Company issued 19,000,000 shares of common stock from the treasury pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.


NOTE  10.  SUMMARY  OF  WARRANTS
Warrants to purchase up to 230,000 shares of common stock were outstanding at July 31st, 2003. Subsequent to July 31st, additional warrants to purchase a total of 693,333 shares were granted with respect to a private placement of 693,333 shares the details of which are presented in Note 13 - Subsequent Events. A table of all outstanding warrants, including those reported as subsequent events is presented below for clarity.

                                                     SHARES
  WARRANTS GRANTED WITH RESPECT TO                  AVAILABLE      EXERCISE PRICE AT DATE(1)
                                                    ---------  ----------------------------------
                                                               30-NOV-03   31-JUL-04   31-JUL-05
                                                               ----------  ----------  ----------
IN THE 2ND QUARTER ENDED JULY 31ST, 2003 (NOTE 9)
  Private placement shares issued July 6th, 2003      200,000  $     0.20         n/a         n/a
  Finders fee on shares issued July 6th, 2003          30,000  $     0.20         n/a         n/a

SUBSEQUENT TO THE END OF THE QUARTER (NOTE 13)
  Private placement shares issued August 21, 2003     120,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003     250,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      30,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      30,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      30,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      30,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      30,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      30,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003     100,000         ---  $     0.80  $     1.50
  Private placement shares issued August 21, 2003      43,333         ---  $     0.80  $     1.50

(1)  If  the  expiry date for the warrant falls on a weekend or Statutory holiday the date will be  extended  to  close  of  business  on  the  next  business  day.

NOTE  11.  INCOME  TAX  EXEMPTIONS  AND  REDUCTIONS
The Chinese government provides a special tax incentive to encourage foreign investment. HBJV is a joint venture company and one of the investors is an American company thereby qualifying the joint venture for special income tax treatment under the provision. HBJV will be exempt from tax for the first two years and then benefit from a 50% reduction in income tax for a further three years. The corporate income tax rate is currently 33% of taxable income.

NOTE  12.  MINORITY  INTEREST
The parent company theory is used almost exclusively in practice for disclosing minority interests in a consolidated balance sheet. Under the parent company theory, minority interests are not considered part of stockholders' equity and are disclosed in the consolidated balance sheet between the liability section and the stockholders' equity section.

The Company owns a majority interest of 57.14% in HBJV and Airbeck owns a minority interest of 42.86% in HBJV. Accordingly, Hubei Pharmaceutical Co., Ltd. is disclosed in the pro forma balance sheet as the Minority Interest of $3,622,500.

The joint venture corporation has not commenced operating activities. Therefore, the statement of operations does not show any adjustment of the joint venture corporation.

NOTE  13.  SUBSEQUENT  EVENTS

CHANGES  OF  JOINT  VENTURE  OWNERSHIP
As indicated in Note 1 above, Airbeck is in the procedure of privatization. Management agrees that the new ownership of Airbeck following privatization will own the 42.86% minority interest in HBJV. The detailed name of the ownership may not be known until the privatization process is completed.


COMMON  STOCK  ISSUANCES
On August 15th, 2003, the Company issued 1,500,000 shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV. The finders' fee was re-negotiated and reduced from the 2,000,000 shares originally approved by the shareholders.

On July 25th, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 693,333 units at a price of $0.30 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock at a price of $0.80 if exercised on or before July 31, 2004 or at a price of $1.50 if exercised after July 31, 2004 and before July 31, 2005. On August 21, 2003, the Company issued 693,333 shares of common stock in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended. The shares carry an appropriate restrictive legend. A summary of all outstanding warrants is presented above as - Note 10, Warrants.

On August 29th, 2003, in accordance with a directors resolution dated August 21st, 2003, the company issued 750,000 shares to consultant, Ding Hong, MD pursuant to an Independent Contractor / Consulting Agreement dated May 30, 2003; 350,000 shares to consultant, Erwin Heuchert pursuant to an Independent Contractor / Consulting Agreement dated June 5, 2003; 400,000 shares to consultant, Wei Jian Ping, MD pursuant to an Independent Contractor / Consulting Agreement dated June 12, 2003; and 500,000 shares to consultant, Xiang Qian pursuant to an Independent Contractor / Consulting Agreement dated June 13, 2003. These shares were registered in Form S-8 filed on August 29th, 2003.

STOCK  OPTIONS  GRANTED  TO  DIRECTORS
On August 21st, 2003, the company passed the following resolutions: The Corporation grant a stock option to purchase 750,000 shares of common stock at a price of $0.22 to its president, Reid Li. The option shall have a fixed term and shall expire on August 20th, 2008; The Corporation grant a stock option to purchase 500,000 shares of common stock at a price of $0.22 to its corporate secretary, Eric Fletcher. The option shall have a fixed term and shall expire on August 20th, 2008; The Corporation grant a stock option to purchase 200,000 shares of common stock at a price of $0.22 to its director, Clint Cheng. The option shall expire on the earlier of August 20th, 2008 or 30 days following the date on which Mr. Cheng ceases to act as a director of the company.

ITEM  2.  MANAGEMENTS  DISCUSSION  AND  PLAN  OF  OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS. ONE CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USE OF WORDS SUCH AS "STRATEGY," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "WILL," "CONTINUES," "ESTIMATES," "INTENDS," "PROJECTS," "GOALS," "TARGETS" AND OTHER WORDS OF SIMILAR MEANING. ONE CAN ALSO IDENTIFY THEM BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THESE STATEMENTS ARE BASED ON OUR ASSUMPTIONS AND ESTIMATES AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. HISTORICAL REFERENCES, PARTICULARLY TO PERIODS PRE-DATING THE THREE AND A HALF YEARS SUBJECTED TO INDEPENDENT REVIEW AND INCLUDED IN THE NOTES TO THE FINANCIAL STATEMENTS PRESENTED HEREIN, ARE MADE TO THE BEST OF THE ABILITY OF MANAGEMENT TO DETERMINE AND ARE BELIEVED TO BE ACCURATE; HOWEVER, ALL ENTERPRISES IN CHINA WERE PREVIOSLY STATE OWNED, THERE WERE NO PROVISIONS WITHIN CHINESE LAW FOR THE CREATION OF LEGAL CORPORATE ENTITIES AND NO REQUIREMENT THAT OPERATING BUSINESS BE SUBJECT TO INDEPENDENT REVIEW. SOURCES OF INFORMATION INCLUDED HISTORICAL
INFORMATION AVAILABLE THROUGH THE STATE DRUG ADMINISTRATION; INFORMATION AVAILABLE IN THE PUBLIC DOMAIN; INDUSTRY SOURCES; STATE, LOCAL AND MINUCIPAL OFFICIALS; AS WELL AS OPERATIONAL MANAGEMENT AND STAFF IN THE OPERATING BUSINESS. THIS IS NOT CONSIDERED BY MANAGEMNT TO BE SIGNIFICANT AS ALL DUE DILIGENCE AND OPERATIONAL ASSESMENTS WERE MADE BASED UPON RECENT YEARS HISTORY DURING WHICH THE COMPANY HAS OPERATED WITH A MUCH SMALLER BUDGET THAN PERIODS COVERED BY THE HISTORICAL REFERENCES AND FOR WHICH DOCUMENTION IS MORE READILY AVAILABLE. IT IS SUGGESTEDTHAT THE READER ALSO REVIEW THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JANUARY 31st, 2003 AND THE QUARTERLY
REPORT  ON  FORM  10-QSB  FOR  THE  FIRST  QUARTER  ENDED  APRIL  30TH,  2003.


OVERVIEW
Hubei Zenith Airbeck Pharmaceutical Co. Ltd. ("Airbeck"), formerly Hubei Pharmaceutical Factory, a Chinese state owned enterprise, was one of China's original four largest pharmaceutical production facilities. First commissioned in 1968, it produced high quality pharmaceuticals in high volume throughout the late 1960's, 70's and 80's and participated with UNESCO to develop birth control products for use in China and other 3rd world countries. It was the last of the big four to undergo privatization, suffered from a false start on the road to privatization and, although profitable, is no longer producing at a level competitive with the other three. More recently, Airbeck has operated two pharmaceutical divisions: a Bulk division, that produces and sells bulk pharmaceuticals and pharmaceutical ingredients; and a Dosage division that produces generic and patented medicines in dosage formats including injections, tablets, capsules, syrups and other forms for over-the-counter (OTC) sale and for use within the healthcare system through prescription by medical professionals.

Red Dot Capital Inc. is a private Delaware Corporation established to identify and, if practical, acquire an opportunity arising out of privatization of Chinese government corporations, China's entry into the World Trade Organization and the anticipated consolidation of Chinese pharmaceutical enterprises. It identified such an opportunity in 2001 and began a process of discussion and negotiation with Airbeck culminating in the formation of Hubei Pharmaceutical Co. Ltd. a private Chinese Joint Venture Corporation in which it held a majority interest of 57.14% and in which it agreed to invest approximately $4.8 million dollars on a schedule ending April, 2006 (see note 1 to financial statements). In consideration of its minority interest of 42.86%, Airbeck agreed to contribute its operating Dosage division.

ITEM  2.  MANAGEMENTS  DISCUSSION  AND  PLAN  OF  OPERATIONS  (CONT'D)


The Hubei Pharmaceutical Co. Ltd. joint venture ("HBJV") was incorporated on January 24th, 2003 and granted an operating license for research, development, production, sales and distribution of pharmaceutical products by the State Food and Drug Administration (SFDA) in the first quarter of 2003. Together with Airbeck, it received approval from the SFDA to transfer the Airbeck production licenses and business into the joint venture in the middle of the second quarter.

Hubei Pharmaceutical Group Ltd. ("the Company"), formerly Pan Asia Communications Corp., entered into an agreement to acquire Red Dot's interest in the joint venture in March 2003 and completed the acquisition of Red Dot's interest in, and obligations to, the joint venture on July 25th at the end of its second quarter. In total, 120 pharmaceutical production licenses and a small amount of equipment were vended by Airbeck into the joint venture now controlled by the Company. Following the transfer of assets, the Company sent two auditors from its audit firm, Moen and Company, to China to audit the balance sheet of the new joint venture prior to commencement of business and on October 6th, 2003 subsequent to the end of the fiscal quarter, received their favorable report.

While the formation of the joint venture is recent, management believe it should be looked upon as a modernization and revitalization of a well established, profitable business with a 35-year history. We have, in effect, transferred the operating business unit while leaving the debt and other liabilities behind. The company has entered into a lease agreement with the minority partner to lease the two production facilities previously used by the dosage division. There is continuity of management and of the skilled labor force, supplemented by considerable additional expertise and experience contributed by the Red Dot acquisition and transition team now reporting to the Company.

PLAN  OF  OPERATION
A state approved transitional period is provided in which Airbeck may deplete work-in-progress and other inventories by producing and shipping under the production licenses now owned by the Company. Revenues and expenses during this transitional period are for the account of Airbeck. The company is in the process of planning a grand opening date on which it will take possession of the leasehold and commence operations by shipping under the new trademark and packaging. At that time, the company must provide for its own working capital requirements as the accounts receivable and other current assets will be left behind in Airbeck along with the debt. The company currently has sufficient capital to operate but will need to raise additional capital to meet its commitment to invest in the joint venture and fund working capital requirements. Management believes that it can provide sufficient capital through the sale of shares, debt or a combination of the two.

The Company believes that the presence of the transition team and Western management style are evident throughout the first two quarters as can be seen in the Airbeck Statement of Operations for the three prior years, and first six months of the current year, presented in Note 5 to the financial statements. Revenue is up significantly on a stable gross margin as are pre-tax profits. Based on an historical seasonal curve, management believes the operation is on track to achieve gross revenues in excess of 12 million dollars and pre-tax profits of a little less than 1.5 million dollars. This could be negatively impacted by short term problems resulting form the transfer of operational control from Airbeck to the Company or product shortages during the transition period provided to Airbeck for depletion of existing inventories; however, it is similarly possible that transfer of operational control will continue to have a positive impact as a result of influence by the transition team originally assembled by Red Dot and the opportunity to build even stronger working relationships with existing management. Management believes this information is relevant for planning and budgeting purposes even though the

ITEM  2.  MANAGEMENTS  DISCUSSION  AND  PLAN  OF  OPERATIONS  (CONT'D)


historical figures will not be carried thru to the joint venture operational statements with transfer of operational control.

Management's immediate business plan calls for transfer of operational control early in the fourth quarter, stabilization of existing levels of revenue and profitability and analysis of near term opportunities within existing operations. Domestic sales are heavily concentrated in five large provinces and facilitated through 120 sales representatives working in the field in the major cities. Our initial analysis shows strong potential for expansion to the South and South East, particularly in Guangdong province with its population of 65 million heavily concentrated in 11 major cities and in China's largest city, Shanghai, with a population of approximately 14 million. Of the 120 production licenses owned by the Company, approximately one-third are used in support of current production. There may be opportunities to commercialize additional production licenses. At least one new product, Luoshuang, more commonly know as the morning after pill, is pending introduction to the market and expected to increase the company's market share for contraceptive drugs without negatively impacting sales of its well established conventional birth control products. It is anticipated that the product would serve as a 'door-opener' in new markets. Sales for the patented and recently introduced, sustained release form of the popular anti-inflammatory Naproxin have not yet reached their projected sales levels and may benefit from western style targeted marketing particularly as symptomatic relief from arthritis in an aging population. The short term business plan calls for the implementation of improved management information systems and stream-lining existing operations, particularly the distribution network, as a stable platform from which to accelerate growth through acquisition. Over the next 12 months we will expand the mainstay generic and branded pharmaceutical business. We will also modernize the older of the two manufacturing facilities housing tablet and contraceptives production to the newer GMP standard. As part of this process we may acquire additional processing equipment. This will provide us with two GMP certified production facilities as modernization and certification of the first facility housing the injection production was completed earlier this year. Operational management in China believes that, based upon this approach, a realistic target for the first year of operations in the joint venture is approximately 15 million dollars with pre-tax profitability of approximately 2 million dollars. The company believes these projections to be realistic.


ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
We maintain disclosure controls and procedures as defined in the Securities Exchange Act of 1934. Our Chief Executive Office and Chief Financial Officer evaluated these controls and procedures and have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on from 10-QSB has been made known to them in a timely fashion.

CHANGES  IN  INTERNAL  CONTROLS
There have been no significant changes or corrective actions with respect to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

                            PART II OTHER INFORMATION


ITEM  1  LEGAL  PROCEEDINGS

     Nothing  to  report


ITEM  2  CHANGES  IN  SECURITIES


RECENT  SALES  OF  UNREGISTERED  SECURITIES
Since  July 31st, 2000 the Company issued the following unregistered securities:

1. On September 18th 2000 the company issued 9,175,000 common shares to a group of accredited investors in settlement of $367,000 in convertible debt under rule 144. These shares were bearing an appropriate restrictive legend. The proceeds were used previously funding mineral exploration efforts. The company consolidated its common stock on a 10 old for one new basis following this issue.

2. On May 14th, 2002 and June 14th, 2002 the company issued a total of 26,598,500 shares with respect to the acquisition of Access Networks Ltd. under rule 144. The acquisition was subsequently rescinded and all but 3,325,620 shares were returned to treasury (see Note 1 to the Financial Statements above). The Company has given notice to the Transfer agent not to transfer the aforesaid balance of shares should they be presented for transfer.

3. On December 10th, 2002 the company issued 4,000,000 shares as settlement for debt under rule 144. The debt settlement was subsequently renegotiated and settled with cash at a discount. The shares were returned to treasury.

4. On March 14th, 2003 the Company issued 1,500,000 shares of common stock at a price of $0.01 per share to a creditor in settlement of a debt of $15,000.00 There shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

5. On March 17th, 2003 the Company issued 1,000,000 shares of common stock, at a price of $0.01 per share to its president as a signing bonus pursuant to a resolution dated December 4th, 2002. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. This President has since resigned. The company consolidated its common stock on a 10 old for one new basis following this issue.

6. On April 3rd, 2003 the Company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

7. On July 6th, 2003 the Company issued 80,000 shares of common stock for the private placement subscription tendered by an accredited investor and closed May 30th, 2003. The investor subscribed for 80,000 units consisting of one share at $0.15 and 2.5 purchase warrants to purchase an additional share, on or before November 30th, 2003, at a price of $0.20. An additional

     12,000 units consisting of 1 share and 2.5 purchase warrants were recorded as a finders' fee with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. The proceeds of $12,000 were used as general operating capital.

8. On July 6th, 2003 the Company issued 2,366,324 shares of common stock at a price of $0.15 per share, for the private placement subscription tendered by a group of accredited investors closed May 30th, 2003. The company recorded payment of $16,895 and issued 43,500 shares of common stock as finders' fees with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. The proceeds of $338,050 were used to reduce debt, as initial investment capital pursuant to an agreement to invest in the acquired joint venture and as general operating capital.

9. On July 25th, 2003 The Company issued 19,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

10. On August 15th, 2003, the Company issued 1,500,000 shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV. This was re-negotiated down from the 2,000,000 shares approved by the shareholders and previously reported. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

11. On August 21st, 2003 the Company issued 693,333 shares of common stock for the private placement subscription offers tendered by a group of accredited investors to subscribe for 693,333 units at a price of $0.30 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock at a price of $0.80 if exercised on or before July 31st, 2004 or at a price of $1.50 if exercised after July 31st, 2004 and before July 31st, 2005. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended and carry an appropriate restrictive legend. The company received approximately $208,000 less approximately $21,000 in finders fess. Net proceeds were transferred to China for use as working capital by the acquired joint venture company.


ITEM  3  DEFAULTS  UPON  SENIOR  SECURITIES

     Nothing  to  report


ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Nothing  to  report

ITEM  5  OTHER  INFORMATION

AUDIT  OF  ACQUISITION  COMPLETED
On October 7th, the company received the auditors report with respect the audit of the balance sheet of the newly acquired majority interest in the Hubei Pharmaceutical Co. Ltd. joint venture with Airbeck. Accordingly their notes are included as notes to the financial statements herein and the balance sheet of Hubei Pharmaceutical Co. Ltd. appears within as an audited statementThe auditors report is attached as Exhibit Exhibit # here


ITEM  6.  EXHIBITS  AND  REPORTS

The  following  reports  are  included  by  reference:
1.     Form  10-KSB  annual  report  filed  May  15th,  2003
2.     Form  10QSB  quarterly  report  filed  June  25th,  2003
3. Form 8-K, Appointment of Director, Notice of Private Placement filed June 25th, 2003'

The  following  Exhibits  are  filed  as  part  of  this  report:

     1     Asset Sale Agreement  between  Red  Dot  Capital  Inc.
           and  Hubei Pharmaceutical  Group, Ltd.
           (formerly Pan Asia Communications Corp.)                 Page 31 - 36
     2     Independent Accountants' Review Report - The Company     Page 37
     3     Auditors  Report  -  Subsidiary                          Page 38
     31.1  Certification  of  REID  LI  pursuant  to  Section
           302  of  the Sarbanes-Oxley  Act  of  2002               Page 39
     31.1  Certification of  ERIC FLETCHER pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002                    Page 39
     99.1  Certification  of  the Chief Executive Officer and
           Chief Financial Officer  pursuant  to 19 U.S.C.
           Section 1350, as adopted pursuant to Section 906
           of  the  Sarbanes-Oxley  Act  of  2002.                  Page 40


                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated  this  8th  day  of  October,  2003,  Hubei  Pharmaceutical  Group,  Ltd.
              By:     /s/  H. Y. Li
                      ------------------------------------
                      H. Y. (Reid) Li, President, CEO

                      /s/  E. H. Fletcher
                      ------------------------------------
                      E. H. (Eric) Fletcher