Form 10QSB
period 2003-10-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2003-12-16
CIK 1009919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE QUARTER ENDED OCTOBER 31ST, 2003

                           Commission File No. 0-25553


                         HUBEI PHARMACEUTICAL GROUP LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                           88-0419476
------------------------------                    ------------------------------
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

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE
As of December 11th, 2003 the company had issued 30,744,407 shares

DOCUMENTS INCORPORATED BY REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

TRANSITIONAL SMALL BUSINESS ISSUER FORMAT     YES       NO  X
                                                  ---      ---

                                    I N D E X

                                                                            PAGE
                                                                          -------
PART I   FINANCIAL INFORMATION
  ITEM 1 FINANCIAL STATEMENTS
         Consolidated Balance Sheets                                            3
         Consolidated Statement of Operations                                   4
         Statements of Retained Earnings                                        5
         Statement of Cash Flows                                                6
         Statement of Stockholders' Equity                                  7 - 8

         NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
         1  Organization and Nature of Business                            9 - 11
         2  Development State Activities                                       11
         3  Summary of Significant Accounting Policies                    12 - 14
         4  Joint Venture and Basis of Presentation                            15
         5  Related Party Transactions                                         15
         6  Pension and Employment Liabilities                                 15
         7  Deferred Charges                                                   16
         8  Share Capital                                                      16
         9  Summary of Warrants                                                17
        10 Summary of Options                                                  17
        11 Income Tax Exemptions and Deductions                                17
        12 Minority Interest                                                   17
        13 Employee Stock Options                                              18
        14 Subsequent Events                                                   18

  ITEM 2 MANAGEMENTS DISCUSSION AND PLAN OF OPERATIONS                    19 - 21

  ITEM 3 CONTROLS AND PROCEDURES                                               22

PART II  OTHER INFORMATION

  ITEM 2 CHANGES IN SECURITIES                                            23 - 25

  ITEM 5 OTHER                                                                 25

  ITEM 6 TABLE OF EXHIBITS AND REPORTS                                         25

         SIGNATURES                                                            26

         EXHIBITS AND CERTIFICATIONS                                      27 - 30

                              HUBEI PHARMACEUTICAL GROUP, LTD.
                          (Formerly Pan Asia Communications Corp.)
                                (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEETS
                       AS AT OCTOBER 31ST, 2003 AND OCTOBER 31ST, 2002
                                  (EXPRESSED IN US DOLLARS)
                                         (UNAUDITED)


                                                                  ------------  ------------
                                                                      2003          2002
                                                                  ------------  ------------
                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note 3)                              $   421,323   $       140
  Other receivables                                                    41,511            --
  Prepaid expenses                                                    395,903            --
  Inventory                                                               542            --
  Travel advance                                                        4,766            --
                                                                  ------------  ------------
TOTAL CURRENT ASSETS                                                  864,045           140
                                                                  ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 3 & NOTE 4)              271,696            --
  Less: accumulated amortization                                         (740)           --
                                                                  ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT                                     270,956            --
INTANGIBLE ASSETS (NOTE 4)                                          3,381,000            --
DEFERRED CHARGES (NOTE 7)                                             232,281            --
                                                                  ------------  ------------
TOTAL ASSETS                                                      $ 4,748,282   $       140
                                                                  ============  ============

                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   209,577   $   199,994
  Organization costs payable for the joint venture (Note 7)           160,743            --
                                                                  ------------  ------------
TOTAL CURRENT LIABILITIES                                             370,320       199,994
                                                                  ------------  ------------

MINORITY INTEREST IN JOINT VENTURE CORPORATION (NOTE 12)            3,622,500            --
                                                                  ------------  ------------

STOCKHOLDERS' EQUITY
  Capital stock (Note 8)
    Par value (30,278,041 common shares)                               30,278        13,790
    Additional paid in capital                                      2,366,058     1,361,332
    Advances on proposed subscriptions                                 24,220            --
    Common shares issued in transactions rescinded and expected
      To be recovered 3,325,620 common shares October 31, 2002             --      (149,591)
  Contributed surplus                                                 112,904            --
  Retained earnings (deficit)                                      (1,777,357)   (1,425,385)
  Cumulative translation adjustment (Note 3)                             (641)           --
                                                                  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                                            755,462      (199,854)
                                                                  ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 4,748,282   $       140
                                                                  ============  ============

See Accompanying Notes and Independent Accountants' Review Report

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


                                                   Cumulative From
                                                  Inception Date of
                                                 December 18, 1998 To      Nine Months
                                                     October 31,         Ended October 31     Quarter Ended October 31
                                                         2003                  2003             2003            2002
                                                ----------------------  ------------------  -------------  ---------------
Revenue                                         $                  --   $              --   $         --   $           --

General and Administration Costs
  Depreciation                                                    740                 740            370               --
  Bank charges and interest                                   119,738               1,452            325               --
  Finders' fee                                                 56,500              56,500          1,500               --
  Foreign exchange loss (gain)                                    198                  --             --               --
  Management fees                                             217,000              76,000         30,000           90,000
  Mineral property maintenance
    and exploration expenditures                               11,201                  --             --               --
  Office and sundry                                            41,673              10,185          2,609              192
  Professional fees                                           217,537             149,175        127,723            1,000
  Stock transfer and filing fees                               34,408               8,270          2,009               --
  Stock-based compensation                                     25,000              25,000             --               --
  Travel and promotion                                         26,447              17,632          1,298               --
  Loss on terminated acquisition                            1,059,415                  --             --               --
  Contract Cancellation                                        34,000                  --             --               --
  Write-off of accounts payable                               (70,000)            (70,000)            --               --
                                                ----------------------  ------------------  -------------  ---------------
                                                            1,773,857             274,954        165,834           91,192
                                                ----------------------  ------------------  -------------  ---------------

Net profit (loss) from operations                          (1,773,857)           (274,954)      (165,834)         (91,192)
  Abandonment of mineral property                              (3,500)                 --             --               --
                                                ----------------------  ------------------  -------------  ---------------
Net profit (loss) for the period                $          (1,777,357)  $        (274,954)  $   (165,834)  $      (91,192)
                                                ======================  ==================  =============  ===============

Basic earnings (loss) per common share                                  $           (0.01)  $      (0.01)  $        (0.01)
                                                                        ==================  =============  ===============
Diluted earnings (loss) per common share                                $           (0.01)  $      (0.01)  $        (0.01)
                                                                        ==================  =============  ===============

Weighted average number of shares outstanding
  Basic                                                                        27,117,961     27,117,961       13,789,945
                                                                        ==================  =============  ===============
  Diluted                                                                      29,491,294     29,491,294       33,958,956
                                                                        ==================  =============  ===============

See Accompanying Notes and Independent Accountants' Review Report

                                   HUBEI PHARMACEUTICAL GROUP, LTD.
                               (Formerly Pan Asia Communications Corp.)
                                     (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                       (EXPRESSED IN US DOLLARS)
                                              (UNAUDITED)


                                Cumulative From
                               Inception Date of
                               December 18, 1998    Nine Months Ended
                                To October 31,         October 31          Quarter Ended October 31
                                                   -------------------  ------------------------------
                                     2003                 2003              2003            2002
                              -------------------  -------------------  -------------  ---------------
Profit (loss) for the period  $       (1,777,357)  $         (274,954)  $   (165,834)  $      (91,192)
                              -------------------  -------------------  -------------  ---------------
Retained earnings (deficit),
  beginning of period                         --           (1,502,403)    (1,611,523)      (1,334,193)
Retained earnings (deficit),
  end of period               $       (1,777,357)  $       (1,777,357)  $ (1,777,357)  $   (1,425,385)
                              ===================  ===================  =============  ===============

See Accompanying Notes and Independent Accountants' Review Report

                                              HUBEI PHARMACEUTICAL GROUP, LTD.
                                          (Formerly Pan Asia Communications Corp.)
                                               (A Development Stage Company)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (EXPRESSED IN US DOLLARS)
                                                        (UNAUDITED)


                                                     Cumulative From
                                                    Inception Date of
                                                   December 18, 1998 -      Nine Months
                                                       October 31,        Ended October 31      Quarter Ended October 31
                                                           2003                 2003              2003           2002
                                                  ---------------------  ------------------  -------------  ---------------
Cash derived from (applied to)
  Operating activities
    Net profit (loss) for the period              $         (1,777,357)  $        (274,954)  $   (165,834)  $      (91,192)
    Items not requiring use of cash
      Depreciation                                                 740                 740            370               --
      Stock issued for bonus                                    10,000              10,000             --               --
      Stock issued for finders' fees                            18,395              18,395          1,500               --
      Stock issued for consulting fees                         515,000             515,000        500,000               --
      Stock issued for services                                535,500                  --             --               --
      Stock issued for acquisition                            (463,643)                 --             --               --
      Stock issued for debt                                  1,119,135            (105,000)            --               --
      Stock issued for the JV Corporation                       22,000              22,000             --               --
      Abandonment of mineral property                            3,500                  --             --               --
      Cumulative translation adjustment (Note 3)                  (641)               (641)          (714)              --
    Changes in non-cash working capital items
      Other receivables                                        (41,511)            (41,511)       (41,161)              --
      Prepaid expenses                                        (395,903)           (395,903)      (395,068)              --
      Inventory                                                   (542)               (542)            --               --
      Travel advance                                            (4,766)             (4,766)            --               --
      Accounts payable                                         209,577              68,100          2,536           91,192
      Organization costs payable
        for the Joint Venture Corporation                      160,743             160,743             --               --
                                                  ---------------------  ------------------  -------------  ---------------
                                                               (89,773)            (28,339)       (98,371)              --
                                                  ---------------------  ------------------  -------------  ---------------
  Financing activities
    Capital stock issued for cash                              639,949             574,949        208,000               --
    Contributed surplus                                        112,904             112,904        124,283               --
    Advances on proposed subscriptions                          24,220              24,220       (166,270)              --
                                                  ---------------------  ------------------  -------------  ---------------
                                                               777,073             712,073        166,013               --
                                                  ---------------------  ------------------  -------------  ---------------
  Investing activities
    Fixed assets purchased                                     (30,196)            (30,196)       (21,785)              --
    Deferred charges                                          (232,281)           (232,281)       (45,285)              --
    Mineral property                                            (3,500)                 --             --               --
                                                  ---------------------  ------------------  -------------  ---------------
                                                              (265,977)           (262,477)       (67,070)              --
                                                  ---------------------  ------------------  -------------  ---------------
Cash and cash equivalents,
  increase (decrease) during the period                        421,323             421,257            572               --

Cash and cash equivalents,
   beginning of period                                              --                  66        420,751              140
                                                  ---------------------  ------------------  -------------  ---------------

Cash and cash equivalents,
  end of period                                   $            421,323   $         421,323   $    421,323   $          140
                                                  =====================  ==================  =============  ===============


See Accompanying Notes and Independent Accountants' Review Report

                                            HUBEI PHARMACEUTICAL GROUP, LTD.
                                        (Formerly Pan Asia Communications Corp.)
                                             (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FROM DATE OF INCEPTION ON DECEMBER 18TH, 1998 TO OCTOBER 31, 2003
                                               (EXPRESSED IN US DOLLARS)
                                                      (UNAUDITED)


                                                                            Additional      Advances
                                                   Number of       Par       Paid-in       on Proposed     Contributed
                                                    Shares        Value      Capital      Subscriptions      Surplus
                                                 -------------  ---------  ------------  ---------------  -------------
Shares issued for cash at $0.01                       600,006   $    600   $    59,400   $           --   $         --
Shares issued for cash at $0.10                         5,000          5         4,995
Net loss for the period
                                                 -------------  ---------  ------------  ---------------  -------------
Balance, January 31, 1999                             605,006        605        64,395
Net loss for the year
                                                 -------------  ---------  ------------  ---------------  -------------
Balance, January 31, 2000                             605,006        605        64,395
Shares issued for convertible debt                    917,500        918       457,832
Net loss for the year
                                                 -------------  ---------  ------------  ---------------  -------------
Balance, January 31, 2001                           1,522,506      1,523       522,227
Net loss for the year
                                                 -------------  ---------  ------------  ---------------  -------------
Balance, January 31, 2002                           1,522,506      1,523       522,227
Shares issued for
  acquisition of business                          14,000,000     14,000     1,246,000
Shares issued for debt                             17,629,136     17,629       747,756
Shares issued for services                          5,950,000      5,950       529,550

Shares cancelled on rescission of
  acquisition agreement                           (23,272,880)   (23,273)   (1,700,370)
Net loss for the year
                                                 -------------  ---------  ------------  ---------------  -------------
Balance, January 31, 2003                          15,828,762     15,829     1,345,163
Shares issued for consulting fee                    1,500,000      1,500        13,500
Shares issued for debt                              1,500,000      1,500        13,500
Shares issued for bonus                             1,000,000      1,000         9,000
Cancellation of issuance for debt                  (4,000,000)    (4,000)     (116,000)
Advances on proposed subscriptions                                                              265,070
                                                 -------------  ---------  ------------  ---------------  -------------
                                                   15,828,762     15,829     1,265,163          265,070
                                                 -------------  ---------  ------------  ---------------  -------------
1:10 consolidation, April 2, 2003                   1,582,884     15,829     1,265,163          265,070
Shares issued for the deposit on assignment of
  acquisition agreement for 57.1% interest of
  HuBei Pharmaceutical Co., Ltd. (Total of
  22,000,000 shares) recorded at par value          3,000,000      3,000
Net profit for three months
  ended April 30, 2003
                                                 -------------  ---------  ------------  ---------------  -------------
Balance April 30, 2003                              4,582,876     18,829     1,265,163          265,070
Shares issued for cash @$0.15
  Issued on July 6, 2003                            2,446,324      2,446       364,503
Shares issued for finders' fees
  Issued on July 6, 2003                               55,500         56        16,839
Balance of Shares issued for the deposit
  on Assignment of acquisition agreement
  for 57.1% of Hubei Pharmaceutical
  Co., Ltd. (Total of 22,000,000 shares)
  recorded at par value                            19,000,000     19,000
Advances on proposed subscriptions
  for the shares issued on July 6, 2003                                                        (265,070)



                                                   Retained     Cumulative
                                                   Earnings     Translation
                                                  (Deficit)     Adjustment       Total
                                                 ------------  -------------  ------------
Shares issued for cash at $0.01                  $        --   $         --   $    60,000
Shares issued for cash at $0.10                           --                        5,000
Net loss for the period                               (7,401)                      (7,401)
                                                 ------------  -------------  ------------
Balance, January 31, 1999                             (7,401)                      57,599
Net loss for the year                                (46,422)                     (46,422)
                                                 ------------  -------------  ------------
Balance, January 31, 2000                            (53,823)                      11,177
Shares issued for convertible debt                        --                      458,750
Net loss for the year                               (547,038)                    (547,038)
                                                 ------------  -------------  ------------
Balance, January 31, 2001                           (600,861)                     (77,111)
Net loss for the year                                (16,989)                     (16,989)
                                                 ------------  -------------  ------------
Balance, January 31, 2002                           (617,850)                     (94,100)
Shares issued for
  acquisition of business                                                       1,260,000
Shares issued for debt                                                            765,385
Shares issued for services                                                        535,500

Shares cancelled on rescission of
  acquisition agreement                                                        (1,723,643)
Net loss for the year                               (884,553)                    (884,553)
                                                 ------------  -------------  ------------
Balance, January 31, 2003                         (1,502,403)                    (141,411)
Shares issued for consulting fee                                                   15,000
Shares issued for debt                                                             15,000
Shares issued for bonus                                                            10,000
Cancellation of issuance for debt                                                (120,000)
Advances on proposed subscriptions                                                265,070
                                                 ------------  -------------  ------------
                                                  (1,502,403)                      43,659
                                                 ------------  -------------  ------------
1:10 consolidation, April 2, 2003                 (1,502,403)                      43,659
Shares issued for the deposit on assignment of
  acquisition agreement for 57.1% interest of
  HuBei Pharmaceutical Co., Ltd. (Total of
  22,000,000 shares) recorded at par value                                          3,000
Net profit for three months
  ended April 30, 2003                                18,750                       18,750
                                                 ------------  -------------  ------------
Balance April 30, 2003                            (1,483,653)                      65,409
Shares issued for cash @$0.15
  Issued on July 6, 2003                                                          366,949
Shares issued for finders' fees
  Issued on July 6, 2003                                                           16,895
Balance of Shares issued for the deposit
  on Assignment of acquisition agreement
  for 57.1% of Hubei Pharmaceutical
  Co., Ltd. (Total of 22,000,000 shares)
  recorded at par value                                                            19,000
Advances on proposed subscriptions
  for the shares issued on July 6, 2003                                          (265,070)


Advances on proposed subscriptions
  from May 13 to July 18, 2003                                                                  190,490
Contributed Surplus                                                                                            (11,379)
Cumulative translation adjustment
Net profit for three months
  ended July 31, 2003
Adjustment of Paid in Capital                                    (14,246)       14,246
                                                 -------------  ---------  ------------  ---------------  -------------
Balance July 31, 2003                            $ 26,084,700   $ 26,085   $ 1,660,751   $      190,490   $    (11,379)
                                                 -------------  ---------  ------------  ---------------  -------------
Shares issued for finders' fee
                                                 -------------  ---------  ------------  ---------------  -------------
  Issued on August 15th, 2003                       1,500,000      1,500
                                                 -------------  ---------  ------------  ---------------  -------------
Shares issued for cash @ $0.30
                                                 -------------  ---------  ------------  ---------------  -------------
  Issued on August 21st, 2003                         693,333        693       207,307
                                                 -------------  ---------  ------------  ---------------  -------------
Shares issued for Consultants fees
                                                 -------------  ---------  ------------  ---------------  -------------
  Issued on August 29th, 2003                       2,000,000      2,000       498,000
                                                 -------------  ---------  ------------  ---------------  -------------
Advances on proposed subscriptions                                                             (166,270)
                                                 -------------  ---------  ------------  ---------------  -------------
Contributed Surplus                                                                                            124,283
                                                 -------------  ---------  ------------  ---------------  -------------
Cumulative translation adjustment
                                                 -------------  ---------  ------------  ---------------  -------------
Net profit for three months
                                                 -------------  ---------  ------------  ---------------  -------------
  Ended October 31st, 2003
                                                 -------------  ---------  ------------  ---------------  -------------
Balance October 31st, 2003                         30,278,041     30,278     2,366,058           24,220        112,904
                                                 =============  =========  ============  ===============  =============


Advances on proposed subscriptions
  from May 13 to July 18, 2003                                                    190,490
Contributed Surplus                                                               (11,379)
Cumulative translation adjustment                                        73            73
Net profit for three months
  ended July 31, 2003                               (127,870)                    (127,870)
Adjustment of Paid in Capital
                                                 ------------  -------------  ------------
Balance July 31, 2003                            $(1,611,523)  $         73   $   254,497
                                                 ------------  -------------  ------------
Shares issued for finders' fee
                                                 ------------  -------------  ------------
  Issued on August 15th, 2003                                                       1,500
                                                 ------------  -------------  ------------
Shares issued for cash @ $0.30
                                                 ------------  -------------  ------------
  Issued on August 21st, 2003                                                     208,000
                                                 ------------  -------------  ------------
Shares issued for Consultants fees
                                                 ------------  -------------  ------------
  Issued on August 29th, 2003                                                     500,000
                                                 ------------  -------------  ------------
Advances on proposed subscriptions                                               (166,270)
                                                 ------------  -------------  ------------
Contributed Surplus                                                               124,283
                                                 ------------  -------------  ------------
Cumulative translation adjustment                                      (714)         (714)
                                                 ------------  -------------  ------------
Net profit for three months
                                                 ------------  -------------  ------------
  Ended October 31st, 2003                                                       (165,834)
                                                 ------------  -------------  ------------
Balance October 31st, 2003                        (1,777,357)          (641)      755,462
                                                 ============  =============  ============

See Accompanying Notes and Independent Accountants' Review Report

                        HUBEI PHARMACEUTICAL GROUP, LTD.
                    (Formerly Pan Asia Communications Corp.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               October 31st, 2003
                            (Expressed in US dollars)
                                   (Unaudited)


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

On May 15, 2002, the Company issued 12,598,500 common shares to creditors of Access in settlement of debt of $629,925.

On June 5, 2002, the Company issued 5,950,000 shares of common stock to consultants at a deemed price of $0.09 per share for a number of agreements to provide customer research, technology support and financial services related to the business acquired from Access. The Company has cancelled all agreements for services from consultants and other agents effective (September 3rd 2002) with the rescission of the acquisition of Access. No shares issued with respect to consulting services will be returned to treasury.

The Company was unable to raise the capital necessary to pursue the development of Access and on September 3, 2002, the Company entered into an agreement to rescind the Access agreement dated May 15, 2002 and to return 14,000,000 common shares issued, to treasury. Effective October 30, 2002, the Company cancelled and returned to treasury 14,000,000 acquisition shares. In addition, the Company cancelled 9,272,880 shares from the 12,598,500 common shares issued to creditors of Access in respect of the acquisition. The remaining 3,325,620 shares were deposited by two creditors as collateral and are not available for physical return to the Company. The Company has given notice to the Transfer agent not to transfer the aforesaid balance of shares should they be presented for transfer.

NOTE  1.  ORGANIZATION  AND  NATURE  OF  BUSINESS  (CONT'D)

JOINT VENTURE INVESTMENT WITH HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD. ("AIRBECK")

On February 26, 2003, the Company identified a new business opportunity and on March 18, 2003 entered into an Acquisition Agreement with Red Dot Capital Inc. ("Red Dot") to acquire, on certain terms and conditions, 100% of Red Dot's 57.14% joint venture interest in Hubei Pharmaceutical Co., Ltd. ("HBJV"). HBJV was incorporated as a private Chinese joint venture corporation in the city of Xiangfan in Hubei province, China(1) on January 24, 2003 by Red Dot and Hubei Zenith Airbeck Pharmaceutical Co. Ltd. It is licensed to engage in research, development, production and sale of pharmaceutical products. Airbeck is a Chinese government funded company located in Xiangfan, involved in research, development, production and sale of bulk pharmaceutical products through its Bulk Division as well as over-the-counter and patented pharmaceutical products in dosage forms including injections, capsules, tablets, syrups and other form through its Dosage Division. HBJV's initial line of business will be to operate the Dosage Division contributed by Airbeck.

The  terms  of  the  Acquisition  Agreement  are  as  follows:

     - The company is to issue 22,000,000 post-consolidation(2), restricted shares of common stock in its capital (the "Shares") at par value of $0.001 per share, to Red Dot, or Red Dot's nominees, appointed in writing on the following terms and conditions:
               - 3,000,000 common shares to be issued on closing. These were issued from treasury on April 3, 2003;
               - 19,000,000 common shares to be issued at the time the Airbeck assets are vended into the joint venture. These were issued from treasury on July 25, 2003.

     - The company is to issue 2,000,000 post-consolidation, restricted shares of common stock in its capital as a finder's fee due and payable at such time as Airbeck assets are vended into the joint venture as referred to above. These shares are not issued at July 31, 2003; however, subsequent to the end of the fiscal quarter the finders' fee was re-negotiated and 1,500,000 shares were issued with respect to it.

     - The company is to assume all of Red Dot's obligations pursuant to the Joint Venture Agreement with Airbeck.

     - As further consideration of Red Dot's assignment of its interest in HBJV, the Company is to issue the following number of post-consolidation, restricted shares of common stock in its capital to Red Dot, or Red Dot's nominees appointed in writing, upon HBJV attaining the following cumulative, gross sales revenue:


               Gross Sales          Additional Shares
               Amount                  to Be Issued
               ---------------------------------------
               $ 5,000,000                   5,000,000
                 7,500,000                   2,500,000
                10,000,000                   2,500,000
                12,500,000                   2,500,000
                15,000,000                   2,500,000
               =======================================

     ---------------------------------------------------------------------------
     - All references to "China" herein refer to the People's Republic of China unless otherwise indicated.
     - Effective April 2nd, 2003 the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group Ltd. and consolidated its capital on a 10 old for 1 new basis. Its common shares commenced trading on the OTC Bulletin Board on a post-consolidation basis on Thursday, April 3rd 2003 under the new symbol HBEI.

--------------------------------------------------------------------------------
NOTE  1.  ORGANIZATION  AND  NATURE  OF  BUSINESS  (CONT'D)

Based on the Joint Venture Agreement between Airbeck and Red Dot dated December 23rd, 2002, the Amended HBJV Articles dated July 8, 2003 and the Supplemental Joint Venture Agreement between Airbeck, Red Dot and the Company dated July 31, 2003, the details of the joint venture are as follows:
     1. The Company owns a controlling interest of 57.14% in HBJV by agreeing to invest US dollar cash of $4,830,000 (RMB40,000,000), and to transfer its US dollar cash investment to HBJV as follows:
               a.   An  initial  15%  ($724,500)  on or before October 22, 2003.
               b.   A  further  35%  ($1,690,500)  on  or before April 23, 2004.
               c.   A  further  25%  ($1,207,500)  on  or before April 23, 2005.
               d.   A  final  25%  ($1,207,500)  on  or  before  April  23, 2006
          This amount is not recorded as a liability in these financial statements as it is contingent upon the Company raising funds for investment. The Company invested $298,238 cash to HBJV before October 31, 2003. The Company is working together with the management of Airbeck to arrive at mutually satisfaction amendments to that present Joint Venture Agreement.
     2. Airbeck owns a minority interest of 42.86% in HBJV by investing intangible assets in the form of pharmaceutical production licenses valued at $3,381,000 (RMB28,000,000) along with machinery and equipment valued at $241,500 (RMB2,000,000).
     -

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


NOTE  2.  DEVELOPMENT  STAGE  ACTIVITIES

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business for the Company by acquiring the operating Dosage Division of Hubei Zenith Airbeck Pharmaceutical Co. Ltd. and none of this joint venture corporation's planned principal operations have commenced at October 31, 2003. All accumulated expenses of $232,281 for this joint venture are considered as part of the Company's development stage activities and are capitalized as other assets in the balance sheet. Also, all losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Companies that elect to use the method provided in APB25 are required to disclose net income and earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No disclosures relating to stock based compensation have been included with the accompanying consolidated balance sheet, as there was no effect on the Company's operations.

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

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)

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

FOREIGN  CURRENCY  TRANSLATION
The functional currency of the Company is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

     - Monetary assets and liabilities are translated at the current rate of exchange.
     - The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
     - The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.
     - Gains or losses from foreign currency transactions are recognized in current net income.
     - Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
     - Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.
     - An analysis of the changes in the cumulative currency translation adjustment is disclosed as part of stockholders' equity and summarized below:

NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D)

                                         Nine Months Ended
                                            October 31
                                        -------------------
                                          2003       2002
                                        ---------  --------
          Balance, Beginning of period  $     --   $     --
          Change during the period          (641)        --
                                        ---------  --------
          Balance, End of period        $   (641)  $     --
                                        =========  ========

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the period.


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

SEGMENTED  INFORMATION
The  Company's  identifiable  assets  as are located in the following countries:

                                         October 31
                                     -----------------
                                        2003     2002
                                     ----------  -----
          Canada                     $  715,281  $ 140
          China (See Note 4, below)   4,033,001     --
                                     ----------  -----
                                     $4,748,282  $ 140
                                     ==========  =====

PROPERTY,  PLANT  AND  EQUIPMENT
Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the asset.

Office equipment                 -  20% per annum on the declining balance
Computer                         -  30% per annum on the declining balance
Leasehold improvement            -  Allocated on a straight-line basis over the term of the lease
Property, plant and buildings    -  6% per annum on the straight-line basis
Lease equipment                  -  7.14% to 12.5% per annum on the straight-line basis

NOTE  4.  JOINT  VENTURE  AND  BASIS  OF  PRESENTATION

JOINT  VENTURE  -  HUBEI  PHARMACEUTICAL  CO.,  LTD.  ("HBJV")

The details of the investment items and proposed investment items are disclosed in Note 1 - Joint Venture Investment with Hubei Zenith Airbeck Pharmaceutical Co., Ltd. above. Salient points from Note 1 are repeated here for convenience along with additional clarification.

     - $3,622,500 of capital stock in the joint venture is composed of investments from Airbeck as follows:

            a)  Machinery and equipment (see note 1)                $   241,500
            b)  Pharmaceutical production licenses (see note 1)       3,381,000
                                                                  --------------
                Total                                               $ 3,622,500
                                                                  ==============

     - With the exception of the machinery and equipment valued at $ 241,000, fixed assets, current assets and all liabilities are retained by Airbeck.

ASSETS  AND  OPERATION  OF  INVESTMENT  FROM  AIRBECK
The effect of Airbeck's investment in HBJV is to transfer the operating dosage division, complete with $3,381,000 of production licenses and $241,500 of equipment, to the joint venture while leaving most of the fixed assets, the current assets and all of the debt behind. Once the transition period is completed, HBJV will own and operate the former Airbeck dosage division.

During the transition period, Airbeck will deplete work in progress and other inventories by shipping under the licenses now owned by HBJV. After this transition period, HBJV will be responsible to arrange its working Capital, as the current assets and current liabilities of Airbeck for the dosage division will be retained by Airbeck.

CAPITAL  LEASE
HBJV will lease two manufacturing facilities from Airbeck. The Financial Accounting Standards Board (FASB) establishes standards of reporting for leases. FAS 13 paragraph 7 states that a lease should be considered a capital lease if, at the inception of the lease, the present value of the minimum lease payments is at least 90% of the fair value of the lease property.

On July 8, 2003, HBJV signed a lease agreement with Airbeck to lease these two properties with equipment from Airbeck. The lease term is 20 years from the date when operation of the former Airbeck dosage division is taken over by HBJV. The yearly lease payment is $294,000 (RMB2,433,600), and is to be paid monthly by HBJV five days before the end of the each month. The fair market value of the lease property, plant and equipment based on the lease agreement is $1,735,700 (RMB14,367,600). The net present value of the based upon a 5% internal rate of return over 20 years is $3,663,890. Accordingly, when the lease properties and equipment are transferred to HBJV, and the lease term started, the leased properties and equipment will be recorded as a capital lease.

NOTE  5.  RELATED  PARTY  TRANSACTIONS
See  Note  1  and  Note  4,  above.

NOTE  6.  PENSION  AND  EMPLOYMENT  LIABILITIES
The company does not have liabilities as at October 31, 2003, for pension, post-employment benefits or post-retirement benefits. The company does not have a pension plan.

NOTE  7.  DEFERRED  CHARGES
Deferred charges are classified as long-term assets. There is $232,281 of organization costs, $160,743 of which is organization costs accrued for the expenses payable to the Chinese auditors and consultants regarding the joint venture business of HBJV. The management has decided that amortization will commence only after the Company begins its operations.

Where amortization has been deducted in arriving at the carrying value of the deferred charge, this fact will be disclosed. The income statement discloses the amount charged for amortization of deferred charges.

NOTE  8.  SHARE  CAPITAL
On March 24, 2003, four million pre-consolidation shares were returned to the transfer agent for cancellation pursuant to a renegotiated debt settlement. The Company re-negotiated a debt settlement made previously with Eurocapital Holdings A.V.V. ("EuroCapital"), referenced in the audited statement dated January 31st, 2003. Under the terms of the re-negotiated agreement, EuroCapital agreed to tender their 4,000,000 shares on the condition that the Company makes a payment to EuroCapital and/or their nominee in the sum of Fifty Thousand Dollars (US$50,000). The company paid EuroCapital holdings the sum of $50,000 on March 18, 2003. The 4,000,000 shares were returned to the transfer agent for cancellation on March 24, 2003.

On April 2, 2003, the Company consolidated its issued and outstanding common shares on a 10-old for 1-new basis. Following the rollback, the Company's authorized capital was increased back to one hundred million (100,000,000) shares.

On April 3, 2003, the Company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction.

On July 25, 2003, the Company issued 19,000,000 shares of common stock from the treasury pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction.

On August 15th, 2003, the Company issued 1,500,000 shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV. The finders' fee was re-negotiated and reduced from the 2,000,000 shares originally approved by the shareholders. This issue has been recorded at par value pending completion of the transaction.

On July 25, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 693,333 units at a price of $0.30 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock at a price of $0.80 if exercised on or before July 31, 2004 or at a price of $1.50 if exercised after July 31, 2004 and before July 31, 2005. On August 21, 2003, the Company issued 693,333 shares of common stock in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended. The shares carry an appropriate restrictive legend. A summary of all outstanding warrants is presented above as - Note 9, Warrants.

On August 29, 2003, in accordance with a directors resolution dated August 21st, 2003, the company issued 750,000 shares to consultant, Ding Hong, MD pursuant to an Independent Contractor / Consulting Agreement dated May 30, 2003; 350,000 shares to consultant, Erwin Heuchert pursuant to an Independent Contractor / Consulting Agreement dated June 5, 2003; 400,000 shares to consultant, Wei Jian Ping, MD pursuant to an Independent Contractor / Consulting Agreement dated June 12, 2003; and 500,000 shares to consultant, Xiang Qian pursuant to an Independent Contractor / Consulting Agreement dated June 13, 2003. Management decided that these shares are deemed at $0.25 per share, and those agreements for two year period consulting services and initially recorded as prepaid expenses.

NOTE  9.  SUMMARY  OF  WARRANTS
Warrants to purchase up to 923,333 shares of common stock were outstanding at October 31, 2003, 693, 333 of which were granted with respect to a private placement of 693,333 shares. The details are as follows:

------------------------------------------------------------------------------------------------
                                                   SHARES
WARRANTS  GRANTED  WITH  RESPECT  TO               AVAILABLE     EXERCISE  PRICE  AT  DATE(1)
------------------------------------------------------------------------------------------------
                                                              30-NOV-03   31-JUL-04   31-JUL-05
------------------------------------------------------------------------------------------------
  Private placement shares issued July 6th, 2003     200,000  $     0.20  n/a         n/a
------------------------------------------------------------------------------------------------
  Finders fee on shares issued July 6th, 2003         30,000  $     0.20  n/a         n/a
------------------------------------------------------------------------------------------------
  Private placement shares issued August 21, 2003    693,333         ---  $     0.80  $     1.50
------------------------------------------------------------------------------------------------

(1) If the expiry date for the warrant falls on a weekend or Statutory holiday the date will be extended to close of business on the next business day.

NOTE  10.  SUMMARY  OF  OPTIONS

STOCK  OPTIONS  GRANTED  TO  DIRECTORS

On August 21st, 2003, the company passed the following resolutions: The Corporation grant a stock option to purchase 750,000 shares of common stock at a price of $0.22 to its president, Reid Li. The option shall have a fixed term and shall expire on August 20th, 2008; The Corporation grant a stock option to purchase 500,000 shares of common stock at a price of $0.22 to its corporate secretary, Eric Fletcher. The option shall have a fixed term and shall expire on August 20th, 2008; The Corporation grant a stock option to purchase 200,000 shares of common stock at a price of $0.22 to its director, Clint Cheng. The option shall expire on the earlier of August 20th, 2008 or 30 days following the date on which Mr. Cheng ceases to act as a director of the company. Mr. Clint Cheng resigned on October 24, 2003, so the options under his name will be expired 30 days thereafter.


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

NOTE  13.  EMPLOYEE  STOCK  OPTION
On August 21, 2003, the Board of Directors of the Company passed the resolution of an employee stock option plan. The Company has established an employee stock option plan consisting of 3,000,000 shares in accordance with information provided by Chris Dieterich of Dieterich and Associates. The Company engaged Dieterich and Associates to prepare documentation and a registration statement in support of the Stock Option Plan and Directors Options granted to date.

NOTE  14.  SUBSEQUENT  EVENTS
CHANGES  OF  JOINT  VENTURE  OWNERSHIP
As indicated in Note 1 above, Airbeck is in the procedure of privatization. Management agrees that the new ownership of Airbeck following privatization will own the 42.86% minority interest in HBJV. The detailed name of the ownership may not be known until the privatization process is completed.

SUBSEQUENT  ISSUANCE  OF  SHARES,  OPTIONS  AND  WARRANTS

     - On December 1, 2003, an additional 301,300 shares were issued at a price of $0.45 per share with respect to a private placement. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before November 14, 2004 or at $1.50 per share after November 14, 2004, but on or before November 14, 2005.
     -
     - On December 1, 2003, a total of 104,400 of the $0.20 options were exercised.

     - On December 9, 2003, a treasury order was placed for an additional 35,666 shares from an earlier private placement. These shares each carry a warrant identical to the ones included in the table above as they were a part of that private placement. The warrant gives the shareholder the right to purchase an additional share at a price of $0.80 per share on or before July 31, 2004, or at $1.50 per share after July 31, 2004 but on or before July 31, 2005.
     -
     - On December 9, 2003, Eric Fletcher exercised 25,000 of his 500,000 stock options leaving a balance of 475,000 options available. A treasury order was placed for these shares on December 9, 2003. They are free trading shares pursuant to a registration statement filed on December 9, 2003

SHARES  OUTSTANDING  AS  AT  December  11,  2003                    30,744,407

DIRECTORS  OPTIONS  OUTSTANDING  AS  AT  December  11,  2003         1,225,000
-  Reid  Li           750,000
-  Eric  Fletcher     475,000

EMPLOYEE  OPTIONS  OUTSTANDING  AS  AT  December  11,  2003          3,000,000
-    Pursuant to a registration statement filed December 9, 2003

                   WARRANTS OUTSTANDING AS AT DECEMBER 11, 2003

---------------------------------------------------------------------------------
Warrants With Respect To   Shares           Exercise Price at Date(1)
---------------------------------------------------------------------------------
                                   31-Jul-04   31-Jul-05   14-Nov-04   14-Nov-05
---------------------------------------------------------------------------------
PP Closed Jul 31st, 2003  728,999  $     0.80  $     1.50          --          --
---------------------------------------------------------------------------------
PP Closed Nov 14th, 2003  301,300          --          --  $     0.80  $     1.50
---------------------------------------------------------------------------------

ITEM 2. MANAGEMENTS DISCUSSION AND PLAN OF OPERATIONS
THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS. ONE CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USE OF WORDS SUCH AS "STRATEGY," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "WILL," "CONTINUES," "ESTIMATES," "INTENDS," "PROJECTS," "GOALS," "TARGETS" AND OTHER WORDS OF SIMILAR MEANING. ONE CAN ALSO IDENTIFY THEM BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THESE STATEMENTS ARE BASED ON OUR ASSUMPTIONS AND ESTIMATES AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. HISTORICAL REFERENCES, PARTICULARLY TO PERIODS PRE-DATING THE THREE AND A HALF YEARS SUBJECTED TO INDEPENDENT REVIEW AND INCLUDED IN THE NOTES TO THE FINANCIAL STATEMENTS PRESENTED HEREIN, ARE MADE TO THE BEST OF THE ABILITY OF MANAGEMENT TO DETERMINE AND ARE BELIEVED TO BE ACCURATE; HOWEVER, ALL ENTERPRISES IN CHINA WERE PREVIOSLY STATE OWNED, THERE WERE NO PROVISIONS WITHIN CHINESE LAW FOR THE CREATION OF LEGAL CORPORATE ENTITIES AND NO REQUIREMENT THAT OPERATING BUSINESS BE SUBJECT TO INDEPENDENT REVIEW. SOURCES OF INFORMATION INCLUDED HISTORICAL INFORMATION AVAILABLE THROUGH THE STATE DRUG ADMINISTRATION; INFORMATION AVAILABLE IN THE PUBLIC DOMAIN; INDUSTRY SOURCES; STATE, LOCAL AND MINUCIPAL OFFICIALS; AS WELL AS OPERATIONAL MANAGEMENT AND STAFF IN THE OPERATING BUSINESS. THIS IS NOT CONSIDERED BY MANAGEMNT TO BE SIGNIFICANT AS ALL DUE DILIGENCE AND OPERATIONAL ASSESMENTS WERE MADE BASED UPON RECENT YEARS HISTORY DURING WHICH THE COMPANY HAS OPERATED WITH A MUCH SMALLER BUDGET THAN PERIODS COVERED BY THE HISTORICAL REFERENCES AND FOR WHICH DOCUMENTION IS MORE READILY AVAILABLE. IT IS SUGGESTED THAT THE READER ALSO REVIEW THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JANUARY 31st, 2003 AND THE QUARTERLY REPORTS ON FORM 10-QSB FOR THE QUARTERS ENDED APRIL 30TH AND JULY 31ST, 2003.


OVERVIEW
Hubei Zenith Airbeck Pharmaceutical Co. Ltd. ("Airbeck"), formerly Hubei Pharmaceutical Factory, a Chinese state owned enterprise, was one of China's original four largest pharmaceutical production facilities. First commissioned in 1968, it produced high quality pharmaceuticals in high volume throughout the late 1960's, 70's and 80's and participated with UNESCO to develop birth control products for use in China and other 3rd world countries. It was the last of the big four to undergo privatization, suffered from a false start on the road to privatization and, although profitable, is no longer producing at a level competitive with the other three. More recently, Airbeck has operated two pharmaceutical divisions: a Bulk division that produces and sells bulk pharmaceuticals and pharmaceutical ingredients; and a Dosage division that produces generic and patented medicines in dosage formats including injections, tablets, capsules, syrups and other forms for over-the-counter (OTC) sale and for use within the healthcare system through prescription by medical professionals. Late in this fiscal quarter, Airbeck received approval from the State to privatize, a complex process in which the ownership of the company, or its assets, are turned over to the employees who then become owners.

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

Hubei Pharmaceutical Group Ltd. ("the Company"), entered into an agreement to acquire Red Dot's interest in the joint venture in March 2003 and completed the acquisition of Red Dot's interest in, and obligations to, the joint venture on July 25th at the end of its second quarter. At that time, the Joint Venture was owned 57.14% by the Company and 42.86% by the State through it's ownership of Airbeck. The new ownership of Airbeck, after privatization, will own the 42.86% interest in HBJV.

In total, 120 pharmaceutical production licenses and a small amount of equipment were vended by Airbeck into the joint venture now controlled by the Company.
The Company then entered into a 20-year lease agreement with the minority partner to lease the two production facilities previously used by the dosage division. Following the lease agreement and transfer of assets, the Company sent two auditors, from its audit firm Moen and Company, to China to audit the balance sheet of the new joint venture prior to commencement of business. On October 6th, 2003 the Company received their favorable report and included it, and the audited balance sheet, within the 10QSB quarterly filing for the period ended July 31st, 2003.

While the formation of the joint venture is recent, management believe it should be looked upon as a modernization, revitalization and continuation of a well established, profitable business with a 35-year history. There is continuity of management and of the skilled labor force, supplemented by considerable additional expertise and experience contributed by the Company.

PLAN OF OPERATION
A State approved transitional period is provided in which Airbeck may deplete work-in-progress and other inventories by producing and shipping under the production licenses now owned by the joint venture. Revenue and expenses during this transitional period are for the account of Airbeck. The joint venture partners had intended to transfer production and revenue from Airbeck to the joint venture early in the fourth quarter; however, registration of the new trademark and issues resulting from the privatization of Airbeck resulted in a delay. This presented an opportunity to discuss with Airbeck the effect of privatization on the joint venture and whether other opportunities might exist that would be advantageous to the individual Airbeck shareholders and of interest to Hubei Pharmaceutical Group. In an information release, primarily intended for, and of interest to, employee/owners of Airbeck but posted on their website December 6th, Airbeck stated that production would be transferred to the joint venture later in the quarter on or about January 1st, 2004. Management believes that this will more likely take place about mid month, somewhere between the 15th and 20th of January 2004.

The Airbeck release also stated that they were in positive discussions with the Company regarding a purchase plan. We are, in fact, considering a proposal by Airbeck management and employees to expand the scope of the Joint Venture to include the bulk division, underlying fixed assets and all other aspects of the Airbeck business; however, at the time of this filing we have not yet formalized a letter of intent and so do not have specific details to present herein. The basis for discussion includes a renegotiation of the existing joint venture agreement to include a single lump sum payment to acquire the entire Airbeck operation. This would supercede the provision in the original agreement to provide additional capital on a schedule completing in the spring of 2006. Continuity of existing business processes, workforce, management and other aspects of the original agreement are still contemplated. We anticipate that owners of the privatized Airbeck would continue to hold an interest and be represented on the board of Hubei Pharmaceutical Co. Ltd. and that operations would continue to be joint venture in nature rather than operate as a wholly owned subsidiary of the Company; however, this is one of a number of issues that has yet to be determined. It is anticipated that as part of any final agreement the Company would undertake some part of the debt currently included on the Airbeck balance sheet; however, it is believed that the cost of servicing the debt would be no more than the lease payment the joint venture has undertaken under the current agreement which would presumably not form part of a revised agreement as the joint venture would own the underlying fixed assets including the plant and equipment that would have been leased. We anticipate that there would be representation on the board of the public company to include at least one of the most senior former Airbeck board members. If such an expansion to the joint venture operation were completed, it would result in both parties working together to build a larger base of joint venture operations and a stronger public company with which to attract additional investment capital for future expansion through acquisition and consolidation.

Management is encouraged by this development in the relationship with Airbeck and working to come to an agreement quickly with a close date prior to the end of the fiscal year, January 31st, 2004 to allow the additional audit work to be performed as part of the company's year end audit. It is anticipated that financing of the acquisition would be done initially through debt rather than equity to minimize dilution and allow the transaction to take place prior to the fiscal year end. We believe that a larger, unified operation in which Airbeck management have a single focus and direct representation within the public company represents a more attractive investment for existing shareholders and future investors alike. Additional information will be made available through an 8K filing and news release as soon as a letter of intent has been signed by both parties.

Whether the company proceeds with the original agreement or an amended agreement of larger scope, the joint venture must provide for its own working capital requirements once production is transferred to it. The company currently has sufficient capital to operate but will need to raise additional capital to meet its commitment to invest in the joint venture and fund working capital requirements. Management believes that it can provide sufficient capital through the sale of shares, debt or a combination of the two. If the joint venture acquires the underlying fixed assets, it is probable that its working capital requirements can be provided for through a revolving line of credit secured by the underlying fixed asset and assignment of accounts receivable.

The short term business plan calls for the implementation of improved management information systems and stream-lining existing operations, particularly the distribution network, as a stable platform from which to accelerate growth through acquisition. Over the next 12 months we will expand the mainstay generic and branded pharmaceutical business within the dosage division. We will also modernize the older of the two manufacturing facilities housing tablet and contraceptives production to the newer GMP standard. As part of this process we may acquire additional processing equipment. This will provide the dosage division with two GMP certified production facilities as modernization and certification of the first facility housing the injection production was completed earlier this year. Operational management in China believes that, based upon this approach, a realistic target for the first year of dosage division operations in the joint venture is approximately 15 million dollars with pre-tax profitability of approximately 2 million dollars. The company believes these projections to be realistic. Historically, the dosage division has represented between a third and somewhat less than half of the overall Airbeck revenue. Additional information will be provided estimating the effect of combined operations upon revenue once a letter of intent and the details of what is contemplated are available.

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

     4. On March 14th, 2003 the Company issued 1,500,000 shares of common stock at a price of $0.01 per share to a creditor in settlement of a debt of $15,000.00. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

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

     12. On December 1st, 2003, the Company issued 301,300 shares at a price of $0.45 per share with respect to a private placement. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before November 14, 2004 or at $1.50 per share after November 14, 2004, but on or before November 14, 2005.

     13. On December 1, 2003, a total of 104,400 of the $0.20 options were exercised.

     14. On December 9, 2003, a treasury order was placed for an additional 35,666 shares from an earlier private placement. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before July 31, 2004, or at $1.50 per share after July 31, 2004 but on or before July 31, 2005.

     15. On December 9, 2003, Eric Fletcher exercised 25,000 of his 500,000 stock options leaving a balance of 475,000 options available. A treasury order was placed for these shares on December 9, 2003

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

          Nothing to report


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Nothing to report

ITEM 5 OTHER INFORMATION
On December 1st, 2003, the Company issued 301,300 shares at a price of $0.45 per share with respect to a private placement. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before November 14, 2004 or at $1.50 per share after November 14, 2004, but on or before November 14, 2005.

In December 6th, 2003 Airbeck released information to its employee/shareholders via its website indicating that production would be transferred from the Airbeck dosage division to the joint venture operation on or around January 1st, 2003. Airbeck also indicated that discussion were taking place with the company regarding a purchase plan. At the time of this filing a letter of intent has not been signed; however, a review of the framework for discussion is included in the Management Discussion.

ITEM 6. EXHIBITS AND REPORTS

The following reports are included by reference:

     1.   Form 10-KSB annual report filed May 15th, 2003
     2.   Form 10QSB quarterly report filed June 25th, 2003
     3. Form S-8, Consultant Agreements and Registration Statement, filed August 29th, 2003
     4. Form 8-K, Acquisition, Change of Certifying Accountant, Private Placement, filed September 4th, 2003
     5. Form 8-K/A, Amendment, Clarification re Certifying Accountant, filed October 1st, 2003
     6.   Form 10QSB quarterly report filed October 9th, 2003
     7. Form 8-K/A, Amendment Clarification re Certifying Accountant, filed October 10th, 2003
     8. Form 8-K/A, Appointment of Director, Resignation of Director, filed October 29th, 2003

The following Exhibits are filed as part of this report:

     1   Independent Accountants' Review Report - The Company                      Page 27
         Certification of  REID LI pursuant to Section 302 of the Sarbanes-
  31.1   Oxley Act of 2002                                                         Page 28
         Certification of  ERIC FLETCHER pursuant to Section 302 of the
  31.2   Sarbanes-Oxley Act of 2002                                                Page 29
         Certification of the Chief Executive Officer and Chief Financial Officer
         pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section
  32.1   906 of the Sarbanes-Oxley Act of 2002.                                    Page 30

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of December, 2003, Hubei Pharmaceutical Group, Ltd.

                  By:     /s/ H. Y. Li
                          -------------------------------
                          H. Y. (Reid) Li, President, CEO

                          /s/ E. H. Fletcher
                          -------------------------------
                          E. H. (Eric) Fletcher