Form 10KSB
period 2004-01-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2004-05-17
CIK 1009919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB


[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: JANUARY 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                        HUBEI PHARMACEUTICAL GROUP, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                    0-25553                 88-0419476
---------------------------------  ---------------------  ----------------------
  (State or other jurisdiction      (Commission File          (IRS Employer
of incorporation or organization)        Number)            Identification No.)



  410 Park Avenue, 15th Floor
  New York, NY,                                                  10022
-----------------------------------------              -------------------------
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number
           (including area code)                             (604) 881-2899
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

April 30th, 2004 - $0.62. There are approximately 18,815,635 shares of voting common stock of the Company with an aggregate value $11,667,000 held by non-affiliates.

    REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                Not applicable.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

April 30th, 2004  -  31,430,635 Common Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


PART 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  ITEM  1  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4
  ITEM  2  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .12
  ITEM  3  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  ITEM  5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 13
  ITEM  6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 15
  ITEM  7  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 16
  ITEM  8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON DISCLOSURE. . 34
  ITEM  8A CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 34

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

  ITEM  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS . 34
  ITEM 10  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 36
  ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.37
  ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 38
  ITEM 13  EXHIBITS AND REPORTS . . . . . . . . . . . . . . . . . . . . . 39
  ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES . . . . . . . . . . . . 40

PART 1
Item  1  Description of Business
The following discussion may contain forward looking statements with respect to the company's future financial performance. Actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors. One can identify these forward looking statements by the use of words such as "strategy", "expects", "plans", "anticipates", believes", "will", "continues", "estimates", "intends", "projects", "goals", "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. Historical references, particularly to periods pre-dating the three and a half years subjected to independent review and included in the notes to the financial statements included in our 10QSB filing for the second quarter in which we acquired an interest in joint venture pharmaceuticals company in China, are made to the best of the ability of management to determine and are believed to be accurate; however, all enterprises in China were previously state owned, there were no provisions within Chinese law for the creation of legal corporate entities and no requirement that operating businesses be subject to independent review. Sources of information include historical information available through the State Drug administration; information available in the public domain; industry sources; state, local and municipal officials; as well as operational management and staff in the operating business unit in which we have acquired an interest.
This is not considered by management to be significant as all due diligence and operational assessments were made based upon recent years history during which time the business unit operated with a much smaller budget than periods covered by the historical references and for which documentation is more readily available. It is suggested that the reader also review the company's annual report on Form 10-KSB for the year ended January 31st, 2003 and the quarterly reports on Form 10-QSB for the quarters ended April 30th, July 31st and October 31st, 2003.

Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Hubei Pharmaceutical Group Ltd. disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

As used in this annual report, the terms "we", "us", "our", "the Company" and "Hubei" shall mean Hubei Pharmaceutical Group Ltd. and its subsidiaries unless otherwise indicated. References to historical sales figures, market share, and other operational data refer to the business unit previously operated by the minority partner to the new joint venture. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.


Overview
Hubei Pharmaceutical Group is engaged in the acquisition and consolidation of pharmaceutical development, production and distribution facilities in China. Our first joint venture, Hubei Pharmaceutical Co., in which we hold a controlling interest, involves a minority partner with a 36-year history. It includes continuity of management and production staff as well as the operational business unit and is licensed to produce a total of 120 pharmaceutical products approximately one third of which are currently commercialized. Subsequent to our year end, we announced that the transfer of production revenues from the operational business unit previously operated by our minority partner to the joint venture had been completed making Hubei Pharmaceutical Co. both operational and revenue producing. We continue to explore opportunities with our minority partner to expand the scope of the joint venture to include other parts of their core business and are actively pursuing other acquisitions and business opportunities complementary to this operational base.

Corporate  History
Hubei Pharmaceutical Group, Ltd. ("the Company") was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name Explore Technologies, Inc. Following unsuccessful exploration work the Company's board of directors determined that further exploration of its property was not commercially viable and on April 25, 2000 decided to abandon its interest in the property.

In April 2002, the Company identified a business opportunity and attempted to acquire a business interest as a long distance carrier and provider of Voice over IP services. Concurrent with this it changed its name from Explore Technologies to Pan Asia Communications Corp. In September 2002 it entered into an agreement to rescind the acquisition agreement when it became apparent that it would not be possible to complete an audit of what was contemplated.

On February 26th, 2003, the Company identified a new business opportunity and on March 18, 2003 entered into an Acquisition Agreement with Red Dot Capital Inc. ("Red Dot") to acquire 100% of Red Dot's 57.14% joint venture interest in Hubei Pharmaceutical Co., Ltd. ("HBJV"). HBJV was incorporated as a private Chinese joint venture corporation in the city of Xiangfan in Hubei province, People's Republic of China ("China") on January 24, 2003 by Red Dot and Hubei Zenith Airbeck Pharmaceutical Co. Ltd. ("Airbeck"). It is licensed to engage in research, development, production, distribution and sale of pharmaceutical products. Airbeck was a Chinese government funded company located in Xiangfan, involved in research, development, production and sale of bulk pharmaceutical products through its Bulk Division as well as over-the-counter and patented pharmaceutical products in dosage forms including injections, capsules, tablets, syrups and other form through its Dosage Division.

On April 2nd, 2003 our two current board members were appointed and the company accepted the resignations of all members of the previous board of directors. The company announced a name change to Hubei Pharmaceutical Group Ltd. and, on April 3rd, its shares commenced trading on the OTC Bulletin Board under the a new trading symbol, HBEI, following a ten old for one new consolidation of its capital.

On July 25th, the company completed acquisition of Red Dot's interest in the joint venture following completion of a vend-in to HBJV, by the minority partner Airbeck, of intangible assets comprised primarily of 120 pharmaceutical licenses representing its operating dosage division. Airbeck continued to operate the dosage division throughout the balance of this fiscal year under a special provision allowing them to deplete inventories and packaging while producing under licenses then owned by HBJV. Revenues and expenses during this period were for the account of Airbeck. Hubei Pharmaceutical Group agreed to invest approximately 4.3 million dollars to provide additional working capital on a schedule over three years. This was subsequently amended to provide for investment on or before April 23rd, 2006. HBJV also entered into a long-term capital lease agreement to lease two manufacturing facilities from its minority partner.

On March 1st, 2004, subsequent to the fiscal year end, operations and operational revenues were transferred into HBJV from the dosage division previously operated by Airbeck. HBJV also agreed to swap the intangible asset previously contributed by Airbeck in the form of production licenses for tangible assets in the form of two manufacturing facilities while maintaining the exclusive right to produce under the production licenses. This eliminated approximately $1,700,000 in scheduled lease payments over the 20 year lease term.

Description of Business
Opportunities in China
China's annual per capita medical expenditure has historically been less than $10.00. This is in sharp contrast to the $250 per capita expenditure in the United States and Europe. The expenditure is now growing at an annual rate of more than 15 percent and, with its population base of 1.3 billion people, China is expected to become the second largest pharmaceuticals market in the world by 2010 and then to surpass the United States as the largest market in the decade following.

China's entry into the Word Trade Organization has attracted keen interest from international pharmaceutical companies and investors looking to position themselves to participate in the growth. There are opportunities to acquire, form strategic relationships, or build cost effective production capacity utilizing a large skilled labor force and low manufacturing costs to develop a center of operations from which to capitalize on the rapidly expanding domestic market and to aggressively pursue export markets. China's move towards privatization and favorable tax incentives to joint venture corporations with US investment and control, along with the expected consolidation of over eight thousand pharmaceutical enterprises in the 1990's to a thousand or less, present an array of opportunities for companies that understand how to negotiate and structure acquisitions in China.

Hubei Pharmaceutical Group is focused on opportunities arising out of China's entry into the World Trade Organization, the consolidation of Pharmaceutical producers within China and the privatization of state owned companies. Our business plan calls for rapid expansion through acquisition and consolidation. Our initial targets are businesses that have established cash flows and profitability. Our management, transition and advisory teams have demonstrated success at structuring and negotiating favorably within the current environment.

First Acquisition

Hubei Pharmaceutical Group's first acquisition is a controlling interest in Hubei Pharmaceutical Co. Ltd. (HBJV) located in Hubei Province, China. Hubei Pharmaceutical Co. Ltd. is a joint venture between Hubei Pharmaceutical Group and Hubei Zenith Airbeck Pharmaceutical Co. Ltd. (Airbeck) formerly the Hubei Pharmaceutical Factory.

Hubei Pharmaceutical Factory, a Chinese state owned enterprise, was one of China's original four largest pharmaceutical production facilities. It has a 36 year legacy of successful operations and strong domestic sales as well as sales to export markets in the Americas, South-East Asia, Europe and Japan. First commissioned in 1968, it was a high volume producer of high quality pharmaceuticals throughout the late 1960's, 70's and 80's and participated with the United Nation's UNESCO to develop birth control products for use in China and other 3rd world countries. It was the last of the big four to undergo privatization, suffered from a false start on the road to privatization and, although profitable, is no longer producing at a level comparable to the other three.

More recently, Airbeck has operated two pharmaceutical divisions: a Bulk division, producing bulk pharmaceuticals and pharmaceutical ingredients; and a Dosage division producing generic and patented medicines in dosage formats including injections, tablets, capsules, syrups and other forms for over-the-counter sale and use within the healthcare system through prescription by medical professionals.

Airbeck contributed their operating dosage division to the joint venture at the end of the 2nd quarter, 2003 including licenses to produce a total of 120 pharmaceutical products. They then produced under the licenses owned by the joint venture during a transition period to allow them to deplete inventories and Airbeck branded packaging and allowing the joint venture time to prepare to transition production and marketing back to the well established and trusted Hubei Pharmaceutical branding used by the original Hubei Pharmaceutical Factory. During the transition period, all revenues and expenses related to operating the dosage division were for the account of Airbeck. Intangible assets, representing the value of the licenses, were recorded on the balance sheet of the joint venture. HBJV entered into a long term lease agreement to lease the underlying plant and equipment from its minority partner commencing on the date of transfer of production revenues to the joint venture under the Hubei Pharmaceutical trademark. No liabilities were transferred by Airbeck to the joint venture. Under the agreement, Hubei Pharmaceutical Group (HBGroup) contributed, and will continue to contribute working capital, additional management expertise and a more aggressive Western approach to market penetration and expansion. An audit of the new joint venture was completed and filed as part of the quarterly report for the third quarter.

Subsequent to the audit, Airbeck unexpectedly received approval to submit a proposal to privatize its remaining business unit. This was originally expected to have taken several years. Airbeck management have expressed interest and we continue to work with them to explore ways of expanding the scope of the joint venture once their privatization process is complete. Out of these discussions, their Chairman Mr. Gui Hou Ying has consented and now sits as Chairman of the Joint Venture providing management continuity through to the executive level. Another development, to assist them with their complex privatization negotiations and very much in favor of the Joint Venture, was the announcement in the first quarter of 2004 that the Joint Venture had recorded an exchange of the intangible assets in the form of licenses originally contributed by Airbeck for fixed assets in the form of the underlying manufacturing facilities. For production purposes, the licenses remain registered with the SFDA for the exclusive use of the Joint Venture. The transaction also eliminates $294,000 in annual lease payments that would have been made to the minority partner for use of the manufacturing facilities. Production revenues were transferred to HBJV and product began shipping under the new trademark, a return to the well established Hubei Pharmaceutical branding, on March 1st, 2004.

Management believes that the joint venture may be best viewed as a continuation and expansion of established business rather than as a start-up. There is continuity of management and of the skilled labor force, as well as established business relationships and government contracts supplemented by considerable additional experience and expertise contributed by HBGroup.

HBJV's production facilities are located in the Southern suburbs of Xiangfan City, North-West Hubei Province. They are surrounded by natural and strategic resources including an abundance of water, coal, electricity, facilities for higher education, and a direct link to modern, high-capacity rail and highway systems. Xiangfan is frequently referred to as the hub between the North and South and as the thoroughfare between seven provinces. It is a city of Science and Technology as well as home to very large scale automobile production supporting a substantial base of high technology companies producing a variety of products from spare parts to complex machinery and supporting a large base of skilled labor and management expertise. Hubei province is a center of pharmaceutical production and research within China. Xiangfan City is an ideal location for pharmaceutical research, production and distribution.

HBJV's principal pharmaceutical product categories include:

     Psychoactive drugs
     Contraceptive drugs
     Anti-parasitic drugs
     Sustained -release non-steroidal anti-inflammatory drugs
     Clindamycin based anti-bacterial drugs
     OTC Generic Drugs
     General Powder Injection Drugs
     General Tablet Form Drugs

Products are sold through a staff of 100 sales agents and a growing network of regional and national distributors.

Psychoactive Drugs
HBJV is one of two original producers of psychoactive drugsIts Estazolam series of products are well respected and a significant cornerstone in recognition for the Hubei branding. The Estazolam series' major competition comes from a competitor producing an inferior but cost-effective product based on Dizepam. The Estazolam series is respected in the market as a higher-end product having twice won Silver Medals for its efficacy and reduced addictive properties and, as a result, affords significantly higher profit margins than common generic drugs. We are developing an injectable form of Estazolam we expect will be effective in treating addiction to narcotics and also used as a pre-operative sedative and for womb relaxation during child birth. The World Health Organization estimates that one in four individuals will suffer from some form of mental disorder at some point in their life. Statistics for China indicate that psychological diseases have replaced respiratory, cardiovascular and cerebrovascular diseases, and cancer to be the biggest threat to the health of Chinese people. Experts say that the high incidence of psychiatric and psychological diseases can be attributed to excessive pressure from work and study, the fast pace of life and complicated human relations. Currently there are over 16 million patients treated for a variety of mental disorders in China representing 20% of the total health care burden. As a result, we expect two new products, Lorazepam and Nefazodone to add significantly to our Psychoactive product line. Subsequent to the end of the fiscal year, we announced in April that we have completed clinical trials for Lorazepam and have applied to the SFDA for production licenses.

Contraceptive Drugs
With China's "one child" policy, recently adopted in law as the Law on Population and Family Planning, 2002 under which there has been significantly increased access to reproductive health services, particularly contraception, we continue to focus on the product area as key component to our strategic product mix. With the aid of the United Nations Educational, Scientific, and Cultural Organization (UNESCO) Airbeck developed one of the most modern and high capacity production facilities for Levonorgestrel meeting CP2000, USP24 and BP98 standards. HBJV is designated as a Selected Purchase Enterprise by the National Birth Control and Planning committee with orders from the state expected to account for approximately 60% of sales. This, combined with the recent introduction of Noutinyou, a long term contraceptive, the introduction of Luoshuang, a morning after pill, earlier in the year and our conventional short-term contraceptive products is key to developing relationships with a broader base of national distributors.

Anti-parasitic drugs
Intestinal eelworm infection is very high amongst China's population of approximately 1.3 billion. The average infection rate is about 30% with some areas, especially in the countryside, reporting infection rates as high as 65%. In total it is estimated that approximately 400 million people are infected with the eelworm parasite and there is national interest in a 10 year plan to reduce the infection rate through education and availability of anti-parasitic drugs. Anti-parasitics are high-margin products and under the current market conditions it is expected that manufacturers will be largely responsible for developing markets for the products in the regions they serve, recouping the costs of promoting the products through increased sales. At the same time, health and epidemic prevention departments in many regions have chosen to get involved allowing us to lever our strong relationships, lengthy history and brand recognition to attract partnering to increase market share for Albendazole which we produce in granule and tablet forms. It is a large market with several strong competitors. Our major competitors are ShanXi Han River Pharmaceutical Factory, SiChuan DengDa Pharmaceutical Factory, ZheJiang NingBo Beidifurt, HangZhou Pharmaceutical Factory and, our most powerful competitor in the OTC market, Sino-American Smith Kline. One manufacturer of an Albenzdazole product sells a less effective product with some unpleasant side effects at a considerably lower price posing strong competition but an exploitable weakness. Another produces in a form not as easily administered to children and several others use an alternate approach including a liniment which discolors clothing and requires that the individual refrain from bathing for several days. Smith Kline produce a comparable Albendazole product at much higher price than HBJV lowering their market share in regional health departments but increasing the demand for Albendazole as a result of their strong market presence. We expect to compete effectively in several major key markets regionally capturing a little more than 3% of an estimated 37 million dollar market with good profit margins in the first year. We will then evaluate the effectiveness of our approaches and look for opportunities to partner or expand our distribution in other regions.

Sustained -release non-steroidal anti-inflammatory drugs
     Similar to most Western populations, the average age of China's population is increasing and people are living longer. Our lead product in this area is Parodin our new, patented Naproxen sustained release tablet which is included in China's list of the top four new pharmaceuticals. It is extremely effective at increasing mobility and controlling pain associated with arthritis, muscular or joint injury and all other conditions for which the prescription of an anti-inflammatory is indicated. The market for this type of product is very strong and growing rapidly as the population ages. The main competition comes from similar products. Competitive products include Ibuprofen sustained release capsules and Ruo Shong sustained release tablets as well as other common drugs such as Aminophenazone Phenacetin tablets, our own Ibuprofen based products and, for less intense discomfort, Acetylsalicylic Acid (Asprin). Our market advantages include the superior efficacy of Naproxen, its qualification as an over-the-counter pharmaceutical, and its inclusion in China's basic healthcare insurance product coverage list. Our patented time-release format is also superior at 24 hours compared to that offered by our two major competitors Beinanlute, a Chlorzoxazone based product from Lunan, Shandong and Fenbid an Ibuprofen based product from Sino-American Smith Kline both at 12 hours. In addition to the strong market for Parodin though our sales force and existing distribution channels in Hubei and neighboring provinces, the strong OTC demand for a superior anti-inflammatory in an aging population creates an ideal situation to use the product to break into new markets into which to level our other OTC products based upon the brand name recognition that will be gained through strong sales of Parodin. We are formulating a five year plan to lever Parodin to develop additional OTC product distribution in all five national sales districts - East China, Middle China, South China, North China and West China.

OTC Generic Drugs
Eighty percent of the products produced by HBJV are included in China's basic healthcare insurance product coverage list and, among them thirty-two products are approved for over-the-counter (OTC) sales without prescription. Product diversity, large production and packaging capacity and excellent brand recognition following the return to the trusted Hubei Pharmaceutical branding provide a significant opportunity for growth through expanded market share. At the same time, the OTC market in China is currently growing at double digit percentages and is expected to grow by 50 to 60% over the next five years. By 2010 it is expected that China may become the world's largest market with OTC drugs representing 32 percent of the overall domestic market. The consolidation of pharmaceutical enterprises, heavy concentration of major populations and Western style marketing practices introduced by competitors such as Sino-American Smith Kline create an environment in which we believe there is significant potential to grow. The challenge ahead of us is to lever extremely cost-effective production with a larger product diversity than most of our competitors to secure new markets with cost effective distribution to maintain profitability in what will become a very competitive OTC market.

New Products
In the coming fiscal year, the company expects to release three new products:
Nefazodone tablets, Lorazepam tablets and Lorazepam Injections. Nefazodone is a national class II antidepressant commonly used for treatment of anxiety a growing problem in the China's larger population centers. Subsequent to the fiscal year end, HBJV announced that it had completed clinical trials for the new national class IV drug Lorazepam and made application for production licenses. Although successful in other markets, including the US where it ranks in the top sixth among the 200 most prescribed drugs, the formulation is new to the Chinese market. Development was partially funded through a grant from the Hubei Province Biotechnology and New Pharmaceutical Industry Development Fund. Hubei Pharmaceutical is the only pharmaceutical enterprise to have won this special honor and required sponsorship from the Xiangfan city government. It is a benzodiazepine with CNS depressant, anxiolytic and sedative properties used for the relief of anxiety, nervous tension, agitation, irritability, insomnia, to calm people with mania / schizophrenia, and to relieve anxiety prior to surgery. It has less of an effect on the liver than other benzodiazepines, making it better suited for patients taking birth control pills, anti-abuse drugs, propranolol, ulcer medications, and other drugs that affect the liver. It may also be used to help in the prevention of severe alcohol withdrawal symptoms, to treat serial seizures in children, to promote amnesia, or in patients who are undergoing chemotherapy and have severe vomiting. Product is expected to begin shipping in the second quarter and is expected to reach 100 million tablets per year over three years contributing over six million dollars in additional annual profitability. Work is underway on the injectable form and expected to be completed in the 2004 fiscal year.

Staffing, Facilites and Licenses
In total, HBJV employs approximately 400 people including 100 sales representatives, manufacturing personnel, management, pharmacists and technology specialists. Its production facilities include and injection plant certified to the latest GMP standards and a building that is undergoing refitting and certification to the latest GMP standards which will be used for production in tablet, capsule, granule and other formats.


The current annual production capacity is:

     -    3 billion tablets
     -    300 million injections
     -    100 million capsules
     -    50 million granule packs, and
     -    30 million tinctures.

HBJV is licensed to produce 120 pharmaceuticals including:

PRODUCT                           DOSAGE FORM    SPECIFICATION  Rx/OTC
Acetylspiramycin                Tablet           100mg          Rx
Acetylsalicylice Acid           Capsule          300mg          Rx
Aimkacin Sulfate                Injection        2ml:200mg      Rx
Albendazol                      Tablet           200mg          OTC
Albendazol                      Tablet           100mg          OTC
Albendazoles                    Granule          200mg          OTC
Amidipyrini Composita           Injection        2ml            Rx
Aminophenazoniet Phenacetin     Tablet                          Rx
Aminophylline                   Tablet           100mg          Rx
Amiodarone                      Capsule                         Rx
Anrethidrane Dipropionate       Tablet                          Rx
Aspirin                         Tablet           500mg          OTC
Atropine Sulfate                Injection        1ml:0.5mg      Rx
Atropine Sulfate                Injection        1ml:1mg        Rx
Atropine Sulfate                Injection        1ml:2mg        Rx
Atropine Sulfate                Injection        1ml:5mg        Rx
Atropine Sulfate                Tablet           300mg          Rx
Berberine Hydrochloride         Tablet           100mg          OTC
Breviscapine                    Tablet           20mg           Rx
Captopril                       Tablet           25mg           Rx
Chloramphenicol                 Tablet           250mg          Rx
Chloramphenicoli                Injection        2ml:250mg      Rx
Chlorphenamin Maleate           Injection        1ml:10mg       Rx
Chlorphenamin Maleate           Tablet           4mg            Rx
Cimetidine                      Capsule          200mg          OTC
Cimetidine                      Tablet           200mg          OTC
Clindamycin Hydrochloride       Capsule          150mg          Rx
Compositae                      Tablet                          Rx
Compound Hydroxyprogesterone    Injection                       Rx
  Caproate
Compound Levonorgestrel         Tablet                          Rx
Compound Miconazole Unguentum                    10g            Rx
Compound Reserpin               Tablet           150mg          Rx
Compound Sulfamethoxazole       Tablet           568mg          Rx
Compound Vitamin B Tablets      Tablet           88mg           Rx
Dexamethasone Sodium            Injection        1ml:2mg        Rx
  Phosphate
Dexamethasone Sodium            Injection        1ml:5mg        Rx
  Phosphate
Dizepam                         Tablet           2.5mg          Rx
Ephedrine Hydrochloride         Tablet           25mg           Rx
Erythromycin Enteric            Coated Tablet    12.5           Rx
Estazolam                       Injection        1ml:2mg        Rx
Estazolam                       Tablet           1mg            Rx
Etamsvlate                      Injection        2ml:500mg      Rx


Ethambutol Hydrochloride        Capsule          250mg          Rx
Ethambutol Hydrochloride        Tablet           250mg          Rx
Fosfomycine Calcice             Capsule          125mg          Rx
Fukangsong Ding                                  6%             Rx
Furazolidone                    Tablet           100mg          Rx
Gentamycin Sulfate              Injection        1ml:4          Rx
Gentamycin Sulfate              Injection        1ml:8          Rx
Glucurolactone                  Tablet           100mg          OTC
Griseofulvin                    Tablet           100mg          Rx
Hydrocortisone                  Injection        2ml:10mg       Rx
Hydrocortisone                  Injection        2ml:25mg       Rx
Hydrocortisone Acetate          Ointment         10g            OTC
Hydroxyprogesterone Caproate    Rx
Ibuprofen                       Tablet           100mg          OTC
Ibuprofen                       Tablet           200mg          OTC
Inosine                         Injection        2ml:100mg      Rx
Inosine                         Tablet           200mg          OTC
Inositol Nicotinate             Tablet           200mg          Rx
Iodine Tincture                                  2%             OTC
Isoniazid                       Tablet           100mg          Rx
Jiere Zhitong San               Rx
Kanamycin Sulfate               Injection        2ml:0.5mg      Rx
Levamisole Hydrochloride        Tablet           25mg           Rx
Levonorgestrel                  Tablet                          Rx
  (morning after pill)
Levonorgestrel and Quinestrol   Tablet                          Rx
Lincomycin Hydrochloride        Capsule          25mg           Rx
Lincomycin Hydrochloride        Injection        2ml:60         Rx
Lu Yao Gao                                       10g            Rx
Metamizole Sodium               Tablet           500mg          Rx
Metamizole Sodium               Injection        2ml:500mg      Rx
Moroxydini Hydrochloride        Tablet           100mg          Rx
Naproxen                        Capsule          200mg          OTC
Naproxen                        Injection        2ml:100mg      Rx
Naproxen Sustained Release      Tablet           500mg          OTC
Naproxen                        Tablet           100mg          OTC
Nitrazepam                      Tablet           5mg            Rx
Nitrofurantoin                  Tablet           50mg           Rx
Nyseungine                                       50             Rx
Oxytetracycline                 Tablet           25             Rx
Paracetamol                     Tablet           500mg          OTC
Pentoxyverine Citrate           Tablet           25mg           OTC
Phenylbutazone                  Tablet           100mg          Rx
Pipemidie Acid                  Tablet           250mg          Rx
Piracetami                      Capsule          200mg          Rx
Prednisolone Acetate            Injection        5ml:125mg      Rx
Prednison Acetate               Tablet           5mg            Rx
Proglumide                      Tablet           200mg          Rx
Propantheline Bromide           Tablet           150mg          OTC
Qing Liang Run Hou Pian                          500mg          Rx
Ranitidine Hydrochloride        Capsule          150mg          OTC
Ranitidine Hydrochloride        Tablet           150mg          OTC
Ribavirin                       Injection        1ml:100mg      Rx
Rifampicin                      Capsule          150mg          Rx
Rifampicin                      Tablet           150mg          Rx
Saccharomytite Sicce            Tablet           300mg          OTC
Sodium Aminosalicylate          Enteric Coated   500mg          Rx
                                Tablet
Sodium Bicarbonate              Tablet           500mg          OTC
Sulfadiazine                    Tablet           500mg          Rx
Suxiao Shangfeng                Capsule          100mg          Rx
Tetracycline                    Tablet           25             Rx
Trimethoprim                    Tablet           100mg          Rx
Trimethoprime                   Tablet           500mg          Rx
  Solphamethox Azole
Vitamin B1                      Injection        2ml:100mg      Rx
Vitamin B1                      Tablet           10mg           OTC
Vitamin B12                     Injection        1ml:0.5mg      Rx
Vitamin B2                      Tablet           5mg            OTC
Vitamin B6                      Injection        1ml:25mg       Rx
Vitamin B6                      Injection        1ml:50mg       Rx
Vitamin B6                      Tablet           10mg           OTC


Vitamin C                       Injection        2ml:250mg      Rx
Vitamin C                       Injection        2ml:500mg      Rx
Vitamin C                       Injection        5ml:500mg      Rx
Vitamin C                       Injection        5ml:1000mg     Rx
Vitamin C                       Tablet           100mg          OTC

Risks Associated With Doing Business in China
There are certain risks associated with doing business in China including, but not limited to, the following:

Our business is being conducted in China and is subject to its political, social and economic environment. China is controlled by the Communist Party of China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. However, the Chinese central government continues to exercise substantial control over virtually every sector of the Chinese economy. Accordingly, the Chinese governments' actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in China or regions within it. Economic reforms and growth in China have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the country. Economic development may be further limited by the imposition of measures intended to reduce inflation; the inadequate development or maintenance of infrastructure; interruption to the availability of adequate power and/or water supplies, transportation, raw materials and parts; or, a deterioration of the general political, economic or social climate; any of which could have a material adverse effect on our business, financial condition and/or results of operations.

If we were required to move our manufacturing operations outside of China, our potential profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that we could continue our operations. Our business is dependent upon agreements with various entities controlled by Chinese governmental instrumentalities. The failure of such entities to honor these contracts, or the inability to enforce these contracts in China could adversely affect our business operations. There can be no assurance that assets and business operations in China will not be nationalized, which could result in the total loss of our investment in China.

The legal system of China relating to foreign investments is relatively new and continues to evolve creating uncertainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the allowable percentage of foreign investment and rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting. Any such policies are likely to be subject to broad interpretation, discretion or modification and to be modified, perhaps on a case-by-case basis. As a legal system in China develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to or interpretation of existing laws and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof.

Risks associated with investing in Hubei Pharmaceutical Group
There are certain risks associated with an investment in Hubei Pharmaceutical Group including, but not limited to, the following:

We may need additional capital to finance our operations, to develop new products and to complete additional acquisitions. We cannot fund all of our objectives with our current working capital. We have relied in the past year on the sale of common stock to meet our operational and capital requirements. Additional equity financing would result in dilution to our existing stockholders. Debt financing would result in interest expense, and if convertible into equity, could also dilute then-existing stockholders. If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

The exercise of outstanding warrants and options may dilute existing stockholders and could substantially increase the number of shares which may be sold into the market. As of January 31st, 2004 there were warrants outstanding to purchase 1,030,299 shares at prices ranging from $0.80 to $1.50 per share. Further, we have granted options to purchase an additional 1,725,000 shares of common stock with a weighted average exercise price of $0.3012 per share. Given the limited existing market in our common stock, the sale into the market of significant amounts of additional common stock may have the effect of depressing our stock share price.


Item  2  Description of Property
Through our interest in HBJV we own an interest in two manufacturing plants.
The first is referred to as an injection plant and produces pharmaceuticals for sale in injectable form. It is GMP certified to current standards. The second is a four story concrete building is in the process of renovation from a warehouse facility to a "clean" medical product (dosage) production facility. The building renovations commenced on March 1, 2004 and are expected to be completed by June 20, 2004. This plant will produce pharmaceuticals in tablet, capsule, syrup, powder and other forms. Both facilities are located in Xiangfan City, Hubei Province, China

Item  3  Legal Proceedings
Hubei Pharmaceutical Group has nothing to report.

HBJV is being sued and has counter sued a former employee of the joint venture in Xiangfan city. We believe this to be incidental and, as it does not directly involve the Company, exempt from disclosure; however, we did initially agree to allow the courts to freeze a small sum with respect to the case and accordingly have provided additional detail in footnote 16 to the financial statements. Subsequent to that agreement the other party and affiliates have been arrested and are currently incarcerated with respect to these and other matters. We have been asked by the police to refrain from commenting on the details. We do believe that pending criminal action will, in and of itself, disprove the allegations in the civil action allowing HBJV to prevail and at the same time disprove a number of misleading allegations made by this individual and affiliates in China and abroad.

Item  4  Submission of Matters to a Vote of Security Holders
Nothing to report.

PART II

Item  5  Market for Common Equity and Related Stockholder Matters
The Company was first quoted on the Bulletin Board on October 19th 1999. Our common stock began quotation on the OTC Bulletin Board under the trading symbol "HBEI" on April 3rd, 2003. In addition, our shares of common stock are listed on the Frankfurt Stock Exchange under the trading symbol HUQ. The OTC Bulletin Board represents our primary market. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years as quoted with OTC Bulletin Board. Data prior to April 3rd 2003 when the company consolidated its capital on a 10 old for 1 new share basis have been adjusted to reflect the consolidation. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ending  High Bid   Low Bid
     --------------  ---------  --------
     April 2002      $    1.00  $   0.90
     July 2002       $    4.80  $   2.50
     October 2002    $    0.70  $   0.30
     January 2003    $    0.40  $   0.20
     April 2003      $   0.625  $   0.13
     July 2003       $    0.52  $   0.16
     October 2003    $    0.70  $   0.20
     January 2004    $    0.59  $   0.71

Holders
As of January 31st, 2004, there were approximately 149 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.

Dividend Policy
We have paid no dividends on our common stock since our inception and may not do so in the future. For the foreseeable future, we expect earnings, if any, would be retained to finance the growth of the Company.

          =============================================================
                        EQUITY COMPENSATION PLAN INFORMATION
          -------------------------------------------------------------
                                                           NUMBER OF
                                                           SECURITIES
                                                           REMAINING
                                                         AVAILABLE FOR
                           NUMBER OF                         FUTURE
                           SECURITIES      WEIGHTED-        ISSUANCE
                          TO BE ISSUED      AVERAGE       UNDER EQUITY
                         UPON EXERCISE      EXERCISE      COMPENSATION
                               OF           PRICE OF         PLANS
                          OUTSTANDING     OUTSTANDING      (EXCLUDING
                            OPTIONS,        OPTIONS,       SECURITIES
                          WARRANTS AND    WARRANTS AND    REFLECTED IN
                             RIGHTS          RIGHTS       COLUMN (a))
          PLAN CATEGORY       (a)             (b)             (c)
          -------------------------------------------------------------
          Equity
          compensation
          plans
          approved by
          security
          holders             1,725,000  $       0.3012       2,500,000
          -------------------------------------------------------------
          Equity
          compensation
          plans not
          approved by
          security
          holders
          -------------------------------------------------------------
          TOTAL               1,725,000  $       0.3012       2,500,000
          =============================================================

Recent Sales of Unregistered Securities

On April 3, 2003, the Company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue has been recorded at par value. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend.

On July 6th, 2003 the Company issued 80,000 shares of common stock for the private placement subscription tendered by an accredited investor and closed May 30th, 2003. The investor subscribed for 80,000 units consisting of one share at $0.15 and 2.5 purchase warrants to purchase an additional share, on or before November 30th, 2003, at a price of $0.20. Gross proceeds were $12,000. An additional 12,000 units consisting of 1 share and 2.5 purchase warrants were recorded as a finders' fee with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of outstanding warrants appears as Note 11 in the accompanying notes to the financial statements.

On July 6th, 2003 the Company issued 2,366,324 shares of common stock at a price of $0.15 per share, for the private placement subscription tendered by a group of accredited investors closed May 30th, 2003. Gross proceeds were $354,949. The company recorded payment of $16,895 and issued 43,500 shares of common stock as finders' fees with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of outstanding warrants appears as Note 11 in the accompanying notes to the financial statements.

On July 25, 2003, the Company issued 19,000,000 common shares of common stock from the treasury pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China. This issue has been recorded at par value. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend.

On August 15th, 2003, the Company issued 1,500,000 common shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV. The finders' fee was re-negotiated and reduced from the 2,000,000 common shares originally approved by the shareholders. This issue has been recorded at par value. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. Subsequent to the year end the board of directors accepted a recommendation from its President and approved a resolution to return an additional 1,000,000 finders fee shares to treasury following the arrest of one of the finders and pending criminal charges relating to a long term conspiracy to undermine the project, discredit the joint venture partners and falsely incriminate the president of the company through forgery of documents. The company is seeking a legal opinion regarding the appropriateness of re-issuing some or all of the cancelled shares to other members of the original finders group who worked hard to overcome the attempts to undermine the project and were instrumental in successfully completing it. No decision has been made as to whether additional shares would be issued if deemed appropriate.

On July 25, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 728,999 units at a price of $0.30 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock at a price of $0.80 if exercised on or before July 31, 2004 or at a price of $1.50 if exercised after July 31, 2004 and before July 31, 2005. The Company issued 693,333 common shares on August 21, 2003, and 35,666 common shares on December 11, 2003. Gross proceeds were $218,700. The company recorded payment of $19,500 as finders' fees with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of outstanding warrants appears as Note 11 in the accompanying notes to the financial statements.

On December 1, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 301,300 units at a price of $0.45 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock at a price of $0.80 if exercised on or before November 14, 2004 or at a price of $1.50 if exercised after November 14, 2004, and before November 14, 2005. Gross proceeds were $135,585. The company recorded payment of $9,000 as finders' fees with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of outstanding warrants appears as Note 11 in the accompanying notes to the financial statements.

On December 1, 2003, a total of 104,400 warrants were exercised with respect to private placement shares issued July 6th, 2003. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. The remaining warrants expired and will not be exercised.

Item  6  Management's Discussion and Analysis or Plan of Operation

Plan of operation
Managements focus for the first two quarters of the 2004 fiscal year with respect to HBJV will be to complete renovations and GMP certification of the tablet factory. It is essential that certification be completed by the end of the second quarter to comply with government regulations and to move beyond the limitations the renovations place on production capacity. Concurrent with this we will continue to make improvements within our sales force and distribution network and to solicit orders and plan for the increased production capacity available in the second half of the fiscal year. HBJV will also continue its discussion with its minority partner regarding expanding the scope of the joint venture operation to include other aspects of Airbeck's core business once privatization is complete.

While there is no contractual obligation to provide additional working capital in the 2004 fiscal year, renovations and certification of the tablet factory tax available working capital. We will continue to discuss financing with interested parties and expect to provide additional working capital through debt or equity.

Concurrent with this we continue to search for additional acquisition targets or joint venture opportunities and are considering several possibilities. Our near term goal would be to complete the acquisition of an additional revenue producing interest within the next twelve months. Ideally this would complement the product mix produced by HBJV rather than compete with it. We view HBJV as a solid foundation on which to grow based upon a range of low risk patented and generic pharmaceuticals with established markets and as a high quality production base with an existing distribution pipe and established branding. At the same time we see opportunities similar to those present in the Western world for pharmaceuticals to treat diabetes, certain types of advanced dementia, cancer and other diseases associated with an aging population, more stressful lifestyle and obesity. We believe there may opportunities to license or acquire an interest in products nearing the end of their development cycle at a fraction of the cost associated with new biotech development and without the risks associated with commencing long term research and development projects in an extremely dynamic market.

The company has no off-balance sheet arrangements to report.

Item  7  Financial  Statements

                           HUBEI PHARMACEUTICAL GROUP, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEETS
                       AT JANUARY 31, 2004 AND JANUARY 31, 2003
                              (EXPRESSED IN US DOLLARS)
                                      (AUDITED)

                                                                 2004         2003
                                                              -----------  ----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Note 3)                          $  243,804   $       66
  Prepaid expenses (Note 6)                                      352,278           --
  Inventory (Note 4 & Note 5)                                    678,785           --
                                                              -----------  ----------
TOTAL CURRENT ASSETS                                           1,274,867           66
                                                              -----------  ----------

CASH RESTRICTED AS TO USE BY COURT ORDER (NOTE 3 & NOTE 16)       82,056           --
                                                              -----------  ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 3 & NOTE 4)       2,975,487           --
  LESS: ACCUMULATED DEPRECIATION                                  (1,333)          --
                                                              -----------  ----------
NET PROPERTY, PLANT AND EQUIPMENT                              2,974,154           --
DEFERRED CHARGES (NOTE 9)                                         78,492           --
                                                              -----------  ----------
TOTAL ASSETS                                                  $4,409,569   $       66
                                                              ===========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $  303,202   $  141,477
                                                              -----------  ----------

MINORITY INTEREST IN JOINT VENTURE CORPORATION (NOTE 15)       3,622,500           --
                                                              -----------  ----------

STOCKHOLDERS' EQUITY

  Capital stock (Note 10)
    Par value - 30,744,507 common shares (2003 - 15,828,762)      30,745       15,829
    Additional paid in capital                                 2,538,276    1,345,163
    Advances on proposed subscriptions                            22,000           --
  Contributed surplus                                             12,075           --
  Retained earnings (deficit) during development stage                 0            0
  Cumulative currency translation adjustments (Note 3)              (623)          --
                                                              -----------  ----------
TOTAL STOCKHOLDERS' EQUITY                                     2,602,473    1,360,992
                                                              -----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $6,528,175   $1,502,469
                                                              ===========  ==========

                                                            COMMITMENTS - NOTES 4, 16
                                                            -------------------------
APPROVED ON BEHALF OF THE BOARD:                          SUBSEQUENT EVENTS - NOTE 16
                                                          ---------------------------

____________________, Director and Chief Executive Officer

____________________, Director and Chief Financial Officer


            See Accompanying Notes and Independent Auditors' Report

                                            HUBEI PHARMACEUTICAL GROUP, LTD.
                                             (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF INCOME
                                               (EXPRESSED IN US DOLLARS)
                                                       (AUDITED)

                                                 Cumulative From          Twelve Months
                                                Inception Date of             Ended                  Quarter Ended
                                                December 18, 1998           January 31                 January 31
                                                 To January 31,     -------------------------  ------------------------
                                                      2004              2004         2003          2004         2003
                                               -------------------  ------------  -----------  ------------  ----------

Revenue                                        $               --   $        --   $       --   $        --   $      --
                                               -------------------  ------------  -----------  ------------  ----------

General and Administration Costs
  Bank charges and interest                               120,069         1,783       12,277           331      12,200
  Contract cancellation costs                              34,000            --           --            --          --
  Depreciation                                              1,333         1,333           --           593          --
  Finders' fee                                             69,140        69,140           --        12,640          --
  Foreign exchange loss                                     8,906         8,708        1,780         8,708       1,780
  Investor communications                                  29,740        29,740                     27,501
  Joint Venture organization costs                        160,743       160,743                    160,743
  Management fees                                         256,496       115,496      135,000        39,496      45,000
  Mineral property maintenance
    and exploration expenditures                           11,201            --           --            --          --
  Office expenses                                          40,431         8,943       17,771           997      16,079
  Professional fees                                       304,960       236,598        9,872        87,423
  Stock transfer and filing fees                           37,225        11,087        6,072         2,817       1,959
  Stock-based compensation                                 25,000        25,000           --            --          --
  Travel and promotion                                     26,447        17,632           --                        --
  Write-off of accounts payable                           (70,000)      (70,000)          --            --          --
                                               -------------------  ------------  -----------  ------------  ----------
                                                        1,055,691       616,203      182,772       341,249      77,018
                                               -------------------  ------------  -----------  ------------  ----------

Net profit (loss) from operations                      (1,055,691)     (616,203)    (182,772)     (341,249)    (77,018)
  Abandonment of mineral property                          (3,500)           --           --            --          --
  Loss on terminated acquisition                       (1,059,415)           --     (701,781)           --          --
                                               -------------------  ------------  -----------  ------------  ----------
Net profit (loss) for the period                       (2,118,606)    ($616,203)   ($884,553)    ($341,249)   ($77,018)
                                               ===================  ============  ===========  ============  ==========

Basic earnings (loss) per common share                                   ($0.04)      ($0.98)       ($0.02)     ($0.09)
                                                                    ============  ===========  ============  ==========
Diluted earnings (loss) per common share                                 ($0.04)      ($0.98)       ($0.02)     ($0.09)
                                                                    ============  ===========  ============  ==========
Weighted average number of shares outstanding
  Basic                                                              17,451,747      903,824    20,468,805     903,824
                                                                    ============  ===========  ============  ==========
  Diluted                                                            20,207,046      923,824    23,224,104     923,824
                                                                    ============  ===========  ============  ==========


                    See Accompanying Notes and Independent Auditors' Report

                                      HUBEI PHARMACEUTICAL GROUP, LTD.
                                        (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                          (EXPRESSED IN US DOLLARS)
                                                  (AUDITED)

                                   Cumulative From            Nine  Months
                                  Inception Date of              Ended                     Quarter Ended
                                  December 18, 1998            January 31                   January 31
                                    To January 31,    --------------------------  --------------------------
                                         2004             2004          2003          2004          2003
                                  ------------------  ------------  ------------  ------------  ------------


Net profit (loss) for the period         (2,118,606)    ($616,203)    ($884,553)    ($341,249)     ($77,018)
Retained earnings (deficit),
  beginning of period                            --    (1,502,403)     (617,850)   (1,777,357)   (1,425,385)
                                  ------------------  ------------  ------------  ------------  ------------
Retained earnings (deficit),
  end of period                         ($2,118,606)  ($2,118,606)  ($1,502,403)  ($2,118,606)  ($1,502,403)
                                  ==================  ============  ============  ============  ============


            See Accompanying Notes and Independent Auditors' Report

                                               HUBEI PHARMACEUTICAL GROUP, LTD.
                                                (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (EXPRESSED IN US DOLLARS)
                                                          (AUDITED)

                                                         Cumulative From
                                                        Inception Date of        Twelve Months
                                                        December 18, 1998            Ended                  Quarter Ended
                                                         To January 31,             January 31                January 31
                                                                            ------------------------  -----------------------
                                                              2004             2004         2003         2004         2003
                                                       -------------------  -----------  -----------  -----------  ----------
CASH DERIVED FROM (APPLIED TO)
  OPERATING ACTIVITIES
    Net profit (loss) for the period                          ($2,118,606)   ($616,203)   ($884,553)   ($341,249)   ($77,018)
    Items not requiring use of cash
      Depreciation                                                  1,333        1,333           --          593          --
      Stock issued for bonus                                       10,000       10,000           --           --          --
      Stock issued for finders' fees                               18,395       18,395           --           --          --
      Stock issued for consulting fees                            515,000      515,000           --           --          --
      Stock issued for the Joint Venture Corporation               22,000       22,000           --           --          --
      Stock issued for debt                                       131,577     (105,000)     135,459                  135,459
      Loss on terminated acquisition                            1,059,415           --      701,781           --          --
      Abandonment of mineral property                               3,500           --           --           --          --
      Cumulative currency translation adjustments                    (623)        (623)          --           18          --
   Changes in non-cash working capital items
      Prepaid expenses                                           (352,278)    (352,278)          --       89,902          --
      Inventory                                                      (542)        (542)          --           --          --
      Accounts payable                                            303,202      161,725       47,162      (67,118)    (58,515)
                                                       -------------------  -----------  -----------  -----------  ----------
        Net cash applied to operating activities                 (407,627)    (346,193)        (151)    (317,854)        (74)
                                                       -------------------  -----------  -----------  -----------  ----------
CASH RESTRICTED AS TO USE BY COURT ORDER                          (82,056)     (82,056)          --      (82,056)         --
                                                       -------------------  -----------  -----------  -----------  ----------
FINANCING ACTIVITIES
  Capital stock issued for cash                                   812,634      747,634           --      172,685          --
  Contributed surplus                                              12,075       12,075           --     (100,829)         --
  Advances on proposed subscriptions                               22,000       22,000           --       (2,220)         --
                                                       -------------------  -----------  -----------  -----------  ----------
        Net cash provided by financial activities                 846,709      781,709            0       69,636          --
                                                       -------------------  -----------  -----------  -----------  ----------
INVESTING ACTIVITIES
  Fixed assets purchased                                          (31,230)     (31,230)          --       (1,034)         --
  Deferred charges                                                (78,492)     (78,492)          --      153,789          --
  Mineral property                                                 (3,500)          --           --           --          --
                                                       -------------------  -----------  -----------  -----------  ----------
        Net cash (used in) provided by investing
        activities                                               (113,222)    (109,722)          --      152,755          --
                                                       -------------------  -----------  -----------  -----------  ----------
CASH AND CASH EQUIVALENTS,
  INCREASE (DECREASE) DURING THE PERIOD                           243,804      243,738         (151)    (177,519)        (74)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  --           66          217      421,323         140
                                                       -------------------  -----------  -----------  -----------  ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $          243,804   $  243,804   $       66   $  243,804   $      66
                                                       ===================  ===========  ===========  ===========  ==========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS:
Inventory transferred to the Joint Venture
  Corporation as the investment from the
  minority party                                                            $  678,243                $  678,243
Property, plant and equipment transferred
  to the Joint Venture Corporation as the
  investment from the minority party                                        $2,944,257                $2,702,757
                                                                            -----------               -----------
Minority interest in Joint Venture Corporation                              $3,622,500                $3,381,000
                                                                            ===========               ===========


                    See Accompanying Notes and Independent Auditors' Report

                                              HUBEI PHARMACEUTICAL GROUP, LTD.
                                               (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              FROM DATE OF INCEPTION ON DECEMBER 18, 1998 TO JANUARY 31, 2004
                                                 (EXPRESSED IN US DOLLARS)
                                                         (AUDITED)

                                                                                  Additional    Advances on
                                                         Number of       Par       Paid-in        Proposed     Contributed
                                                           Shares       Value      Capital     Subscriptions     Surplus
                                                        ------------  ---------  ------------  --------------  ------------
Shares issued for cash at $0.01                             600,006   $    600   $    59,400
Shares issued for cash at $0.10                               5,000          5         4,995
Net loss for the period
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 1999                                   605,006        605        64,395                0
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2000                                   605,006        605        64,395                0
Shares issued for convertible debt                          917,500        918       457,832
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2001                                 1,522,506      1,523       522,227                0
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2002                                 1,522,506      1,523       522,227                0             0
Shares issued for
acquisition of business                                  14,000,000     14,000     1,246,000
Shares issued for debt                                   17,629,136     17,629       747,756
Shares issued for services                                5,950,000      5,950       529,550
Shares cancelled on rescission of
  acquisition agreement                                 (23,272,880)   (23,273)   (1,700,370)
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2003                                15,828,762     15,829     1,345,163                0             0
Shares issued for consulting fee                          1,500,000      1,500        13,500
Shares issued for debt                                    1,500,000      1,500        13,500
Shares issued for bonus                                   1,000,000      1,000         9,000
Cancellation of issuance for debt                        (4,000,000)    (4,000)     (116,000)
                                                        ------------  ---------  ------------  --------------  ------------
                                                         15,828,762     15,829     1,265,163                0             0
                                                        ------------  ---------  ------------  --------------  ------------
1:10 consolidation, April 2, 2003                         1,582,884     15,829     1,265,163                0             0
Shares issued for the deposit on assignment of
  acquisition agreement for 57.1% interest of
  Hubei Pharmaceutical Co., Ltd.
  (Total of 22,000,000 shares),
  recorded at par value                                   3,000,000      3,000
Shares issued for cash @$0.15
Issued on July 6, 2003                                    2,446,324      2,446       364,503
Shares issued for finders' fees
Issued on July 6, 2003                                       55,500         56        16,839
Balance of Shares issued for the deposit on assignment
  of acquisition agreement for 57.1% interest of HuBei
  Pharmaceutical Co., Ltd. (Total of 22,000,000
  shares) recorded at par value                          19,000,000     19,000                              0
Adjustment of Paid in Capital                                          (14,246)       14,246
Shares issued for finders' fees
  Issued on August 15, 2003                               1,500,000      1,500
Shares issued for cash @$0.30
  Issued on August 21, 2003                                 693,333        693       207,307
Shares issued for Consultants
  fees, issued on August 29, 2003                         2,000,000      2,000       498,000
Shares issued for cash @$0.45/unit,
  issued on December 1, 2003                                301,300        301       135,284
Shares issued for cash @$0.30/unit,
  issued on December 11, 2003                                35,666         36        10,664
Warrants exercised @$0.20/share                             104,500        105        20,795
Option exercised @$0.22/share                                25,000         25         5,475
Advances on proposed subscriptions                                                                     22,000
Contributed Surplus                                                                                                  12,075
Cumulative translation adjustments
Net loss for the year ended
January 31, 2004
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2004                                30,744,507   $ 30,745   $ 2,538,276   $       22,000  $     12,075
                                                        ============  =========  ============  ==============  ============


                                                                       Cumulative
                                                          Retained      Currency
                                                          Earnings    Translation
                                                         (Deficit)    Adjustments      Total
                                                        ------------  ------------  ------------
Shares issued for cash at $0.01                                                     $    60,000
Shares issued for cash at $0.10                                                           5,000
Net loss for the period                                      (7,401)                     (7,401)
                                                        ------------  ------------  ------------
Balance, January 31, 1999                                    (7,401)                     57,599
Net loss for the year                                       (46,422)                    (46,422)
                                                        ------------  ------------  ------------
Balance, January 31, 2000                                   (53,823)            0        11,177
Shares issued for convertible debt                               --                     458,750
Net loss for the year                                      (547,038)                   (547,038)
                                                        ------------  ------------  ------------
Balance, January 31, 2001                                  (600,861)            0       (77,111)
Net loss for the year                                       (16,989)                    (16,989)
                                                        ------------  ------------  ------------
Balance, January 31, 2002                                  (617,850)            0       (94,100)
Shares issued for
acquisition of business                                                               1,260,000
Shares issued for debt                                                                  765,385
Shares issued for services                                                              535,500
Shares cancelled on rescission of                                                             0
  acquisition agreement                                                              (1,723,643)
Net loss for the year                                      (884,553)                   (884,553)
                                                        ------------  ------------  ------------
Balance, January 31, 2003                                (1,502,403)            0      (141,411)
Shares issued for consulting fee                                                         15,000
Shares issued for debt                                                                   15,000
Shares issued for bonus                                                                  10,000
Cancellation of issuance for debt                                                      (120,000)
                                                        ------------  ------------  ------------
                                                         (1,502,403)            0      (221,411)
                                                        ------------  ------------  ------------
1:10 consolidation, April 2, 2003                        (1,502,403)            0      (221,411)
Shares issued for the deposit on assignment of                                                0
  acquisition agreement for 57.1% interest of                                                 0
  Hubei Pharmaceutical Co., Ltd.
  (Total of 22,000,000 shares),                                                               0
  recorded at par value                                                                   3,000
Shares issued for cash @$0.15                                                                 0
Issued on July 6, 2003                                                                  366,949
Shares issued for finders' fees                                                               0
Issued on July 6, 2003                                                                   16,895
Balance of Shares issued for the deposit on assignment                                        0
  of acquisition agreement for 57.1% interest of HuBei                                        0
  Pharmaceutical Co., Ltd. (Total of 22,000,000                                               0
  shares) recorded at par value                                                          19,000
Adjustment of Paid in Capital                                                                 0
Shares issued for finders' fees
  Issued on August 15, 2003                                                               1,500
Shares issued for cash @$0.30                                                                 0
  Issued on August 21, 2003                                                             208,000
Shares issued for Consultants                                                                 0
  fees, issued on August 29, 2003                                                       500,000
Shares issued for cash @$0.45/unit,
  issued on December 1, 2003                                                            135,585
Shares issued for cash @$0.30/unit,                                                           0
  issued on December 11, 2003                                                            10,700
Warrants exercised @$0.20/share                                                          20,900
Option exercised @$0.22/share                                                             5,500
Advances on proposed subscriptions                                                       22,000
Contributed Surplus                                                                      12,075
Cumulative translation adjustments                                           (623)         (623)
Net loss for the year ended                                                                   0
January 31, 2004                                           (616,203)                   (616,203)
                                                        ------------  ------------  ------------
Balance, January 31, 2004                               ($2,118,606)        ($623)  $   483,867
                                                        ============  ============  ============


            See Accompanying Notes and Independent Auditors' Report

NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  1.  ORGANIZATION  AND  NATURE  OF  BUSINESS

Hubei Pharmaceutical Group, Ltd. ("the Company") was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, IncIn the exploration stage, the Company was engaged in the acquisition, exploration and development of mineral properties. The Company had intended to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possessed commercially developable quantities of gold and other precious minerals. The Company's board of directors determined that further exploration of the Miranda Property was not commercially viable and decided on April 25, 2000 to abandon its interest in the property.

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

JOINT VENTURE INVESTMENT WITH HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD. ("AIRBECK")

On February 26, 2003, the Company identified a new business opportunity and on March 18, 2003 entered into an Acquisition Agreement with Red Dot Capital Inc. ("Red Dot") to acquire, on certain terms and conditions, 100% of Red Dot's 57.14% joint venture interest in Hubei Pharmaceutical Co., Ltd. ("HBJV"). HBJV was incorporated as a private Chinese joint venture corporation in the city of Xiangfan in Hubei province, People's Republic of China ("China") on January 24, 2003 by Red Dot and Hubei Zenith Airbeck Pharmaceutical Co. Ltd. The latter is licensed to engage in research, development, production and sale of pharmaceutical products. Airbeck is a Chinese government funded company located in Xiangfan, involved in research, development, production and sale of bulk pharmaceutical products through its Bulk Division as well as over-the-counter and patented pharmaceutical products in dosage forms including injections, capsules, tablets, syrups and other form through its Dosage Division. HBJV's initial line of business will be to operate the Dosage Division contributed by Airbeck to the joint venture.

Effective April 2, 2003, the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group, Ltd. and consolidated its capital on a 10 old for 1 new basis. Its common shares commenced trading on the OTC Bulletin Board on a Post-consolidation basis on Thursday, April 3, 2003 under the new symbol HBEI.

The terms of the Acquisition Agreement are as follows:

The company is to issue 22,000,000 post-consolidation, restricted shares of common stock in its capital (the "Shares") at par value of $0.001 per share, to Red Dot, or Red Dot's nominees, appointed in writing on the following terms and conditions:
     3,000,000 common shares to be issued on closing. These were issued from treasury on April 3, 2003;
     19,000,000 common shares to be issued at the time the Airbeck assets are vended into the joint venture. These were issued from treasury on July 25, 2003.

The company is to issue 2,000,000 post-consolidation, restricted shares of common stock in its capital as a finders' fee due and payable at such time as Airbeck assets are vended into the joint venture as referred to above. These shares were re-negotiated at a total of 1,500,000 common shares and issued on August 15, 2003. However, 1,000,000 common shares as a part of this finders' fee are subsequently cancelled on April 23, 2004 and will be returned to treasury. (See Note 16 - Subsequent events, below).

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

As further consideration of Red Dot's assignment of its interest in HBJV, the Company is to issue the following number of post-consolidation, restricted shares of common stock in its capital to Red Dot, or Red Dot's nominees appointed in writing, upon HBJV attaining the following cumulative, gross sales revenue:

               Gross Sales   Additional Shares
                  Amount        to Be Issued
               -------------------------------
               $  5,000,000          5,000,000
                  7,500,000          2,500,000
                 10,000,000          2,500,000
                 12,500,000          2,500,000
                 15,000,000          2,500,000
               ===============================

Based on the Joint Venture Agreement between Airbeck and Red Dot dated December 23, 2002, the Amended HBJV Articles dated July 8, 2003 and the Supplemental Joint Venture Agreement between Airbeck, Red Dot and the Company dated July 31, 2003, the details of the joint venture are as follows:
     The Company owns a controlling interest of 57.14% in HBJV by agreeing to invest US dollar cash of $4,830,000 (RMB40,000,000), and to transfer its US dollar cash investment to HBJV as follows:
          -    An  initial  15%  ($724,500)  on  or  before  October  22,  2003.
          -    A  further  35%  ($1,690,500)  on  or  before  April  23,  2004.
          -    A  further  25%  ($1,207,500)  on  or  before  April  23,  2005.
          -    A  final  25%  ($1,207,500)  on  or  before  April  23,  2006.

          This amount is not recorded as a liability in these financial statements as it is contingent upon the Company raising funds for investment. The Company invested $278,000 and advanced $123,672 cash to HBJV before January 31, 2004. On February 28, 2004, the Company, the management of Airbeck and the board of HBJV subsequently arrived a memorandum to amend the abovementioned investment agreement. Based on this memorandum, the Company's cash investment schedule is changed to total cash investment should be invested in HBJV on or before April 23, 2006.

     Airbeck owns a minority interest of 42.86% in HBJV by investing intangible assets in the form of pharmaceutical production licenses valued at $3,381,000 (RMB28,000,000) along with machinery and equipment valued at $241,500 (RMB2,000,000). On January 16, 2004, an amended investment agreement was arrived between the Company and the management of Airbeck. Based on this amended investment agreement, Airbeck would retain $3,381,000 intangible assets of pharmaceutical production licenses. Instead of these intangible assets, Airbeck transferred $678,243 of inventory and $2,702,757 of plant, property and equipment, to HBJV.

The values of inventory, plant, property and equipment contributed by Airbeck were assessed and appraised by Xiangfan Huaju Certified Public Accountant Co., Ltd., a qualified appraisal firm registered in Xiangfan, China. Total investment of $3,622,500 from Airbeck in the form of inventory, plant, property and equipment were transferred into HBJV except buildings are under the procedure of title transfer.

Airbeck is presently in the procedure of privatization, and it is expected that the privatization process will take a number of months for approvals and finalization. Management agrees that the new ownership of Airbeck, after privatization, will own the 42.86% interest in HBJV. The detailed name of the ownership will not be known until finalization of the privatization procedure.


NOTE  2.  DEVELOPMENT  STAGE  ACTIVITIES

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business for the Company by acquiring the operating Dosage Division of Hubei Zenith Airbeck Pharmaceutical Co. Ltd. and none of this joint venture corporation's planned principal operations have commenced at January 31, 2004. All accumulated expenses of $78,492 in HBJV are considered as part of the Company's development stage activities and are capitalized as deferred charges in the balance sheet. Also, all losses accumulated since inception have been considered as part of the Company's development stage activities.

Since its inception, the Company has funded operations through invested cash from common stock issuances to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital.


NOTE  3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


BASIS  OF  PRESENTATION

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the HBJV. The 42.86% interest in the HBJV owned by Airbeck is shown as a minority interest in the consolidated financial statements. All intercompany transactions and intercompany balances have been eliminated. HBJV has not commenced operating activities; therefore, HBJV does not affect the statement of income.

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

As at January 31, 2004, $82,056 (RMB680,000) of HBJV's RMB cash is frozen by court order in a bank account in the Bank of China, West Xianfan Branch and is excluded from current assets and is disclosed as cash restricted as to use, by Court Order. (See Note 16. Subsequent Events - Lawsuit against Hubei Pharmaceutical Co., Ltd. ("HBJV"), below.)

INCOME  TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. (Note 14. Income Tax - The United States, below)

Income Tax Exemptions and Reductions, relating to operation of the joint venture corporation in China are disclosed in Note 11. Income Tax Exemptions and Reductions - China, below.

STOCK  BASED  COMPENSATION

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for employee stock-based compensation arrangements.

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

No disclosures relating to stock based compensation have been included with the accompanying consolidated balance sheet, as all stock options were granted to directors and employees at exercise prices that were the same as or excess of the fair market value of the Company's common stock at the date of the grant. (See Note 12 -- Summary of Options outstanding, below.)

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

NET PROFIT  (LOSS)  PER  SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common share owners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

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

FOREIGN  CURRENCY  TRANSLATION


The reporting currency of the Company is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:


     Monetary assets and liabilities are translated at the current rate of exchange.
     The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
     The gain or loss on the of foreign currency financial statements is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement from the recording currency are recognized in current net income.
     Gains or losses from foreign currency transactions are recognized in current net income.
     Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
     Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.
     An analysis of the changes in the cumulative currency translation adjustment is disclosed as part of stockholders' equity and summarized below:

                                              Year Ended January 31
                                             -----------------------
                                                2004         2003
                                             -----------  ----------
               Balance, Beginning of period          --           --
               Change during the period           ($623)          --
                                             -----------  ----------
               Balance, End of period             ($623)          --
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

FINANCIAL  INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, none of which are held for trading purposes.

It is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values, except cash restricted as to use, by Court Order of $82,056, the date of release of which is not known at the date of these financial statements.

SEGMENTED  INFORMATION

The  Company's  identifiable  assets  as are located in the following countries:

     JANUARY 31, 2004            CANADA     CHINA       TOTAL
                                --------------------------------
     Current assets             $366,389  $  908,478  $1,274,867
     Cash Restricted as to use            $   82,056  $   82,056
     Net fixed assets           $  7,555  $2,966,599  $2,974,154
     Deferred charges, net            --  $   78,492  $   78,492
                                --------  ----------  ----------
     Total assets               $373,944  $4,035,625  $4,409,569
                                ========  ==========  ==========

     JANUARY 31, 2003            CANADA     CHINA       TOTAL
                                --------------------------------
     Current assets             $     66  $       --  $       66
                                --------  ----------  ----------
     Total assets               $     66  $       --  $       66
                                ========  ==========  ==========

PROPERTY,  PLANT  AND  EQUIPMENT

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

Office equipment         -  20% per annum on the declining balance
Computer                 -  30% per annum on the declining balance
Leasehold improvement       Allocated on a straight-line basis over the term
                         -  of the lease
Property, plant and      -  6% per annum on the straight-line basis
buildings
Lease equipment             7.14% to 12.5% per annum on the straight-line
                         -  basis

Fixed assets in the HBJV will record depreciation based on above rates when the operations commence.


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

$3,622,500 of capital stock in the joint venture is composed of investments from Airbeck as follows:

JOINT VENTURE - HUBEI PHARMACEUTICAL CO., LTD. ("HBJV")

                                            Appraised Value     Recognized Value
                                          (See Note 1, above)     by Management
                                          --------------------  -----------------
     (a)  Plant, property and equipment   $          2,944,257  $       2,944,257
                                          --------------------  -----------------
     (b)  Inventory                       $            690,071  $         678,243
          Total investments from Airbeck  $          3,634,328  $       3,622,500
                                          ====================  =================

Based on the original investment agreements signed on December 23, 2002, the Amended HBJV Articles dated July 8, 2003 and the Supplemental Joint Venture Agreement between Airbeck, Red Dot and the Company dated July 31, 2003, Airbeck owns a minority interest of 42.86% in HBJV by investing intangible assets in the form of pharmaceutical production licenses valued at $3,381,000 (RMB28,000,000) along with machinery and equipment valued at $241,500 (RMB2,000,000).

Based on the amended investment agreement signed on January 16, 2004, Airbeck would transfer further $2,702,757 of plant, property and equipment and $678,243 of inventory instead of $3,381,000 abovementioned intangible assets. The effect of this change of Airbeck's investment in HBJV is to transfer the operating dosage division, complete with $2,944,257 of plant, property and equipment and $678,243 of inventory to HBJV while leaving with Airbeck $3,381,000 of aforementioned intangible assets, all of its liabilities, and its current assets except inventory of $678,243 transferred to the Joint Venture.


CAPITAL LEASE AGREEMENT IN HBJV

On July 8, 2003, HBJV signed a lease agreement with Airbeck to lease two properties with equipment from Airbeck. This lease agreement no longer applies because Airbeck transferred these two properties with equipment to HBJV as a part of Airbeck's investments under the amended investment agreement signed on January 16, 2004.

NOTE  5.  INVENTORY

Xiangfan Huaju Certified Public Accountant Co., Ltd., a qualified appraisal firm registered in Xiangfan, China, assessed and appraised the value of inventory transferred from Airbeck into HBJV is $690,071 (RMB5,718,617.46). The management of HBJV and Airbeck agreed that the value of this inventory is $678,243 at January 31, 2004, as disclosed in these financial statements.


NOTE 6.  PREPAID EXPENSES


On August 29, 2003, in accordance with a directors resolution dated August 21, 2003, the company issued 750,000 shares to consultant, Ding Hong, MD pursuant to an Independent Contractor / Consulting Agreement dated May 30, 2003; 350,000 shares to consultant, Erwin Heuchert pursuant to an Independent Contractor / Consulting Agreement dated June 5, 2003; 400,000 shares to consultant, Wei Jian Ping, MD pursuant to an Independent Contractor / Consulting Agreement dated June 12, 2003; and 500,000 shares to consultant, Xiang Qian pursuant to an Independent Contractor / Consulting Agreement dated June 13, 2003. Management determed that these shares are issued at a price of $0.25 per share, and those agreements for two year period consulting services and initially recorded as prepaid expenses, and expended in the period when services are delivered. The details of prepaid expenses as at January 31, 2004, are as follows:

     Prepaid consulting fees
       2,000,000 shares issued June, 2003               $ 500,000
       Expensed as consulting fee, 06/01/03 - 10/31/03   (104,167)
       Expensed as consulting fee, 11/01/03 - 01/31/04    (62,500)
                                                        ----------
       Balance as at January 31, 2004                     333,333
     HDM Capital                                            4,630
     Travel advance                                         4,766
     Other                                                  9,549
                                                        ----------
     Total prepaid expenses as at January 31, 2004      $ 352,278
                                                        ==========

NOTE  7.  RELATED  PARTY  TRANSACTIONS

The Company acquired $8,888 (CAD$9,180.18) of new computers and printers from a company related to a Director during the year ended January 31, 2004.

The following expenses were paid or payable to Directors of the Company as management fees and to companies related to a Director and a deemed employee as service fees charged:

                                                      January 31,
                                                ------------------------
                                                   2004         2003
                                                -----------  -----------
     Management fees                            $115,496.00  $135,000.00
     Service fees charged by related companies       32,553           --
                                                -----------  -----------
                                                $148,048.88  $135,000.00
                                                ===========  ===========

INVESTMENT  IN  HBJV

The President and Director is the owner of Red Dot Capital Inc. that assigned its interest in the joint venture to the Company and Red Dot received 22,000,000 post consolidated restricted common shares at par value of $0.001 per share.


NOTE  8.  PENSION  AND  EMPLOYMENT  LIABILITIES

The company does not have liabilities as at January 31, 2004, for pension, post-employment benefits or post-retirement benefits. The company does not have a pension plan.


NOTE  9.  DEFERRED  CHARGES

Deferred charges are classified as long-term assets. This is represented by $78,492 of organization costs in HBJV as at January 31, 2004 that will be amortized, after the Company commences the operations of the Joint Venture.

Where amortization has been deducted in arriving at the carrying value of the deferred charge, this fact will be disclosed and the income statement will disclose the amount charged for amortization of deferred charges.

NOTE  10.  CAPITAL  STOCK

On March 24, 2003, four million pre-consolidation common shares were returned to the transfer agent for cancellation pursuant to a renegotiated debt settlement. The Company re-negotiated a debt settlement made previously with Eurocapital Holdings A.V.V. ("EuroCapital"), referenced in the audited statement dated January 31st, 2003. Under the terms of the re-negotiated agreement, EuroCapital agreed to tender their 4,000,000 shares on the condition that the Company make payment to EuroCapital and/or their nominee in the sum of Fifty Thousand Dollars which the company later paid EuroCapital on March 18, 2003. The 4,000,000 common shares were returned to the transfer agent for cancellation on March 24, 2003.

On April 2, 2003, the Company consolidated its issued and outstanding common shares on a 10-old for 1-new basis. Following the rollback, the Company's authorized capital was increased back to one hundred million (100,000,000) common shares.

On April 3, 2003, the Company issued 3,000,000 common shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend.


On July 6th, 2003 the Company issued 80,000 shares of common stock for the private placement subscription tendered by an accredited investor and closed May 30th, 2003. The investor subscribed for 80,000 units consisting of one share at $0.15 and 2.5 purchase warrants to purchase an additional share, on or before November 30th, 2003, at a price of $0.20. An additional 12,000 units consisting of 1 share and 2.5 purchase warrants were recorded as a finders' fee with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of outstanding warrants appears below as Note 11, below.

On July 6th, 2003 the Company issued 2,366,324 shares of common stock at a price of $0.15 per share, for the private placement subscription tendered by a group of accredited investors closed May 30th, 2003. The company recorded payment of $16,895 and issued 43,500 shares of common stock as finders' fees with respect to this private placement. The shares were issued in reliance of exemption from registration under Regulation S of the Securities Act of 1933 as amended, and carry an appropriate restrictive legend. A summary of all Warrants Outstanding is presented as Note 11, below.


On July 25, 2003, the Company issued 19,000,000 common shares of common stock from the treasury pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China. This issue has been recorded at par value pending completion of the transaction.

On August 15th, 2003, the Company issued 1,500,000 common shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV. The finders' fee was re-negotiated and reduced from the 2,000,000 common shares originally approved by the shareholders. This issue has been recorded at par value pending completion of the transaction.

On July 25, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 728,999 units at a price of $0.30 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock at a price of $0.80 if exercised on or before July 31, 2004 or at a price of $1.50 if exercised after July 31, 2004 and before July 31, 2005. The Company issued 693,333 common shares on August 21, 2003, and 35,666 common shares on December 11, 2003. The shares carry an appropriate restrictive legend. A summary of all Warrants Outstanding is presented at Note 11, below.

On August 29, 2003, in accordance with a directors resolution dated August 21, 2003, the company issued 750,000 shares to consultant, Ding Hong, MD pursuant to an Independent Contractor / Consulting Agreement dated May 30, 2003; 350,000 common shares to consultant, Erwin Heuchert pursuant to an Independent Contractor / Consulting Agreement dated June 5, 2003; 400,000 common shares to consultant, Wei Jian Ping, MD pursuant to an Independent Contractor / Consulting Agreement dated June 12, 2003; and 500,000 common shares to consultant, Xiang Qian pursuant to an Independent Contractor / Consulting Agreement dated June 13, 2003. Management determined that these shares are issued at a price of $0.25 per share, and those agreements for two year period consulting services and initially recorded as prepaid expenses, and expended in the period when services are delivered.

On December 1, 2003, 301,300 shares were issued at a price of $0.45 per share with respect to a private placement. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before November 14, 2004 or at $1.50 per share after November 14, 2004, but on or before November 14, 2005. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. A summary of all Warrants Outstanding is presented at Note 11, below.

On December 1, 2003, a total of 104,400 warrants were exercised with respect to private placement shares issued July 6th, 2003. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. The remaining warrants expired and will not be exercised.

On December 9, 2003, a treasury order was placed for an additional 35,666 shares with respect to funds received in an earlier private placement for which shares had not been issued. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before July 31, 2004, or at $1.50 per share after July 31, 2004 but on or before July 31, 2005. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.


On December 11, 2003, one of Directors exercised 25,000 shares of his stock options at the exercise price of $0.22 per share. (See Note 12 - Summary of Options Outstanding, below)

NOTE  11.  SUMMARY  OF  WARRANTS  OUTSTANDING

Warrants to purchase up to 1,030,299 shares of common stock are outstanding at January 31, 2004. The details are as follows:

Warrants granted with respect to           Shares
                                          Available                Exercise Price at Date*
                                          ------------------------------------------------------------
                                                     Jul. 31, 04   Jul. 31,05   Nov.14,04   Nov.14,05
                                                     -------------------------------------------------
Private placement, August 21, 2003          728,999  $       0.80  $      1.50  N/A         N/A
                                                     ------------  -----------  ----------  ----------
Private placement, Nov.14, 2003             301,300  N/A           N/A          $     0.80  $     1.50
                                          ---------
Total outstanding warrants, Jan.31, 2004  1,030,299
                                          =========

* If the expiry date for the warrant falls on a weekend or Statutory holiday the date will be extended to close of business on the next business day.

NOTE  12.  SUMMARY  OF  OPTIONS  OUTSTANDING

STOCK  OPTIONS  GRANTED  TO  DIRECTORS

On August 21st, 2003, the Company passed resolutions to grant stock options to purchase 750,000 shares of common stock at a price of $0.22 to its president, Reid Li and 500,000 shares of common stock at a price of $0.22 to its corporate secretary, Eric Fletcher. The options have fixed terms and shall expire on August 20th, 2008. On the date of stock options granted, the fair market value of the Company's common stock is $0.20 per share.

On December 11, 2003, Eric Fletcher exercised 25,000 of the titled 500,000 stock options granted leaving a balance of 475,000 options available.

The company also granted a stock option to purchase 200,000 shares of common stock at a price of $0.22 to its director, Clint Cheng. Mr. Clint Cheng resigned his position in the Company on October 24, 2003, so the titled options under his name expired 30 days thereafter based on the terms of the option agreement.

EMPLOYEE  STOCK  OPTION  PLAN

On August 21, 2003, the Board of Directors of the Company passed a resolution to establish an employee stock option plan. The Company engaged Dieterich and Associates to prepare documentation and a registration statement in support of the Stock Option Plan and Directors Options granted to date. In accordance with information provided by Dieterich and Associates, the Company established an employee stock option plan consisting of 3,000,000 shares and filed a registration statement with respect to the plan on December 9, 2003. The summary of this 2003 employee stock option plan is as follows:

(a)  Type  of  Awards

          The Board of Directors (the "Board") and the Compensation Committee (the "Committee") of the Company are authorized under this Plan to enter into any type of arrangement ("Grant" or "Award") with a Participant that is not inconsistent with the provisions of this Plan and that, by its terms, involves or might involve the issuance of shares of the Company's $0.001 par value common stock (the "Stock") or a derivative security.

(b)  Amount  of  Stock

     The aggregate number of shares of Stock which may be purchased pursuant to the exercise of Awards shall be 3,000,000 shares of Stock. Of this amount, the Board or the Committee shall have the power and authority to designate whether any options so issued shall be the options which meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs") or not ISOs ("NSOs"). If an Award ceases to be exercisable, in whole or in part, the shares of Stock underlying such option shall continue to be available under this Plan.

(c)  Eligible  Persons

     With respect to ISOs, an eligible person means any individual who has been employed by the Company or by any subsidiary of the Company for a continuous period of at least thirty days; or with respect to all other forms of Awards, an eligible person means (i) any individual who has been employed by the Company or by any subsidiary of the Company, for a continuous period of at least sixty days, (ii) any director of the Company or any subsidiary of the Company (iii) any member of the Company advisory board or of any of the Company's subsidiary(ies), or (iv) any consultant of the Company or by any subsidiary of the Company.

(d)  Grant  of  Awards

     The Board or the Committee has the right to issue the Awards established by this Plan to eligible persons.

(e)  Exercise  Price

     The exercise price per share shall be determined by the Board or the Committee at the time any Award is granted, and shall be not less than (i) in the case of an ISO, the fair market value, (ii) in the case of an ISO granted to a ten percent or greater stockholder, shall be determined by the Board, or (iii) in the case of all other Awards, not less than 75% of the fair market value (but in no event less than the par value) of one share of Stock on the date the Award is granted, as determined by the Board or the Committee.

(f)  Determination  of  Fair  Market  Value

     In granting ISOs under this Plan, the Board or the Committee shall make a good faith determination as to the fair market value of the Stock at the time of granting the ISO.

(g)  No Guarantee of Employment and Nontransferability

     Nothing in this plan or in any writing granting an Award will confer upon any eligible person the right to continue in the employ of the eligible person's employer, or will interfere with or restrict in any way the right of the eligible person's employer to discharge such eligible person at any time for any reason whatsoever, with or without cause. No Award granted under the Plan shall be transferable other than by will or by the laws of descent and distribution.

(h)  Effective  Date

     The effective date that the Plan was adopted by the Company is August 21, 2003

GRANTED  EMPLOYEE  STOCK  OPTION

On October 1, 2003, the Company signed an Employee Non-qualified Stock Option Agreement with Howard Milne/HDM Capital Inc., an investor communication consultant, pursuant to the stock option plan. Accordingly, Howard Milne/HDM Capital Inc. has been granted an option to purchase up to 500,000 shares at a price of $0.50 (Fair market value at the grant date) under the employee stock option plan. The option will expire on August 20, 2008 and includes a monthly vesting rate provision.

A summary of options outstanding as at January 31, 2004 is as follow:

     OPTIONS GRANTED                 SHARES    EXERCISE PRICE
                                    ---------  ---------------
                                                EXPIRE DATE:
                                                AUG.20, 2008
                                               ---------------
     Reid Li, President               750,000  $          0.22
     Eric Fletcher, Secretary         475,000  $          0.22
     Howard Milne/HDM Capital Inc.    500,000  $          0.50
                                    ---------
                                    1,725,000
                                    =========

     (1) If the expiry date for the warrant falls on a weekend or Statutory holiday the date will be extended to close of business on the next business day.

NOTE 13. INCOME TAX EXEMPTIONS AND REDUCTIONS -- CHINA

The Chinese government provides a special tax incentive to encourage foreign investment. HBJV is a joint venture company and one of the investors is an American company thereby qualifying the joint venture for special income tax treatment under the provision. HBJV will be exempt from tax for the first two years and then benefit from a 50% reduction in income tax for a further three years. The corporate income tax rate, before the reduction, is currently 33% of taxable income.


NOTE 14. INCOME TAX - THE UNITED STATES

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

                                                     January 31,
                                               ----------------------
                                                  2004        2003
                                               ----------  ----------
Provision (Benefit) at the statutory tax rate  ($215,671)  ($309,594)
Non-deductible items                                  --     245,623
Increase in valuation allowance                  215,671      63,971
                                               ----------  ----------
Income tax provision                                  --          --
                                               ==========  ==========

The net deferred income tax asset is comprised of the following:

Deferred Income Tax Assets               January 31,
                                  ----------------------
                                     2004        2003
                                  ----------  ----------
Net operating loss carryforwards  $ 369,492   $ 140,000
Valuation allowance                (369,492)   (140,000)
                                  ----------  ----------
Net deferred income tax assets           --          --
                                  ==========  ==========

Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. The Company has $1,055,691 of net operating losses carried forward as at January 31, 2004.


NOTE  15.  MINORITY  INTEREST

The parent company theory is used almost exclusively in practice for disclosing minority interests in a consolidated balance sheet. Under the parent company theory, minority interests are not considered part of stockholders' equity and are disclosed in the consolidated balance sheet between the liability section and the stockholders' equity section.

The  Company  owns  a  majority  interest  of  57.14% in HBJV and Airbeck owns a minority interest of 42.86% in HBJV. Airbeck's interest of $3,622,500 investment in HBJV is disclosed as the Minority Interest in the consolidated balance sheet. The joint venture corporation has not commenced operating activities; therefore, the statement of operations does not show any adjustment of the joint venture corporation.


NOTE  16.  SUBSEQUENT  EVENTS

LAWSUIT AGAINST HUBEI PHARMACEUTICAL CO., LTD. ("HBJV")
-------------------------------------------------------

On December 18, 2003, a Court Order, from the District Court of Appeal in Xianfan High Technology Industry Development District, indicated that a suit was filed against Hubei Pharmaceutical Co., Ltd. ("HBJV") by a former employee of HBJV and a shareholder of the Company, Mr. Zhang, Ruiguang, alleging that the Joint Venture owe him RMB606,000. District court has, accordingly, frozen $82,056 (RMB680,000) of HBJV's bank account. On February 17, 2004, HBJV received a lawsuit notice from the District Court of Appeal in Xianfan High Technology Industry Development District related to this allegation. HBJV has engaged lawyers to defend this case and the outcome of this action is not known at the date of these financial statements.

Mr. Zhang, Ruiguang seized a minor amount of office furniture and equipment owned by HBJV. The Company is seeking return of these assets.

The Company has countersued Mr. Zhang Ruiguang, and the Company expects to be successful in obtaining release of the funds tied up in the Court and return of other assets seized.

CHANGES  OF  JOINT  VENTURE  OWNERSHIP
--------------------------------------

As indicated in Note 1 above, Airbeck is in the procedure of privatization. Management agrees that the new ownership of Airbeck following privatization will own the 42.86% minority interest in HBJV. The detailed name of the ownership may not be known until the privatization process is completed.

PLANT BUILDING IN PROCESS OF RENOVATION
---------------------------------------

A four story concrete building is in the process of renovation, from a warehouse facility to result in a "clean" medical product (dosage) production facility. The building commenced renovation on March 1, 2004 and the renovation is expected to be completed by June 20, 2004.

NEW OPERATION
-------------

The manufacturing facility was subsequently transferred to HBJV effective March 1, 2004, and proposes to commence product operation after that date.

AMENDMENT TO JOINT VENTURE AGREEMENT
------------------------------------

As outlined in note 1, above, relating to the Joint Venture Investment with Hubei Airbeck Pharmaceutical Co., Ltd. by amendment dated February 28, 2004, the cash investment scheduled by the Company was changed to that the total cash investment should be invested in HBJV on or before April 23, 2006.

This amendment also revised the assets transferred to the Joint Venture by Airbeck and is reflected in these financial statements.

Item  8  Changes In and Disagreements With Accountants on Disclosure
As previously reported on Form 8K/A filed October 10th, 2003 the company appointed Moen and Company as auditors on July 31st, 2003. There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.

Item  8A  Controls  and  Procedures
We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our procedures and controls designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, are recorded, processed and reported within the time periods prescribed by the SEC rules and regulations.

We do not expect that our disclosure procedures and controls would prevent all instances of error or fraud. No matter how well designed, a control system may provide reasonable, but not absolute assurance that its objectives will be met. The benefits of controls must be weighed against the cost of implementing them. No evaluation can absolutely assure that all control issues have been identified and instances of fraud, if present, detected. There are inherent limitations in any system reliant on judgment and decision making and simple unforeseen error or mistake can result in failure. The design of any system is based, in part, on assumptions regarding the likelihood of the future occurrence of certain events and there can be no absolute assurance that the design of any control system would achieve its goals under all potential conditions and combination of future events.


The Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to provide for decisions regarding disclosure requirements in a timely manner.


There have been no significant changes in the Company's internal controls or factors that could significantly affect these controls subsequent to the evaluation.


PART III


Item  9  Directors, Executive Officers, Promoters and Control Persons

The following sets forth our directors and executive directors.

Name                    Position                                            Age
----                    --------                                            ---
H. Y. (Reid) Li         President, Chief Executive Officer and Director      40
E. H. (Eric) Fletcher   Secretary, Chief Financial Officer and Director      49


Background of Directors
Mr. Reid H.Y. Li. is an established corporate finance executive whose career has focused on value enhancement of large or government-controlled industry through privatization or strategic joint ventures. Mr. Li holds a Bachelors degree in Economics and a Masters degree in Finance and Management. He is currently stationed in China and involved full time in advancing the interests of Hubei Pharmaceutical Group.

Eric Fletcher has over 25 years experience at the senior management level, with an extensive multi-national background in marketing and distribution. He has worked as a college instructor with a focus on managerial accounting and is a published author in the information technology and communications fields. He owns an IT business serving the needs of medical and research professionals in addition to several other vertically integrated small to mid-sized companies in various industries and is currently involved full-time assisting Mr. Li advancing the interests of the Company and in evaluating other opportunities.

All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors.

FAMILY RELATIONSHIPS
No director or officer of the Company has any family relationship with any other officer or director of the Company.

SIGNIFICANT EMPLOYEES
Mr. Howard Milne has been engaged through his company HDM Capital Inc. to act as director of corporate communications. He has an in depth background in Chinese joint venture pharmaceutical companies having spent seven successful years as Vice President of Corporate Communications for a Biotech company whose shares are publicly traded on the Toronto Stock Exchange.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a).

The company does not have an audit committee financial expert serving on its audit committee as both of its directors have relevant experience and, as at the fiscal year end, the first joint venture acquisition was not yet transacting business. The company may seek an individual to fill this role in the current year. It is felt that an ideal candidate would be bilingual, conversationally and in writing, and would possess a working familiarity of US GAAP along with at least a basic familiarity with accounting principals in use in China. Relevant experience in the manufacturing sector, particularly pharmaceuticals, would be an asset and it seems likely that such a candidate may arise out of our discussion and ongoing efforts at identifying acquisition targets and joint venture opportunities.

Item 10  Executive Compensation
The following table summarizes all compensation earned by or paid to our Chief Executive and Chief Financial Officers. No officer received compensation in excess of $100,000 during year 2003.

===============================================================================================
                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                  -------------------------------  --------------------------------------------
                                                            AWARDS           PAYOUTS
                                                   ------------------------  --------
                                                                SECURITIES
                                                                  UNDER-                 ALL
NAME AND                                           RESTRICTED      LYING                OTHER
PRINCIPAL                           OTHER ANNUAL      STOCK      OPTIONS/      LTIP    COMPEN-
POSITION    YEAR  SALARY    BONUS   COMPENSATION    AWARD(S)       SARS      PAYOUTS    SATION
                    ($)      ($)         ($)           ($)          (#)        ($)       ($)
---------  -----  -------  -------  -------------  -----------  -----------  --------  --------
            2000        0
Rod Jao     2001    3,000
(1)         2002        0
---------  -----  -------  -------  -------------  -----------  -----------  --------  --------
Cecil       2001        0
Morris      2002    3,000
(2)         2003    3,000
---------  -----  -------  -------  -------------  -----------  -----------  --------  --------
Mark
Glusing     2002        0                               20,000
(3)         2003        0
---------  -----  -------  -------  -------------  -----------  -----------  --------  --------
Reid Li,
CEO
(4)         2003   50,000                                           750,000
---------  -----  -------  -------  -------------  -----------  -----------  --------  --------
Eric.
Fletcher,
CFO (5)     2003   53,500                                           500,000
===============================================================================================

(1)  Mr. Jao resigned his offices and as a director on December 4, 2002
(2)  Mr. Morris resigned his offices and as a director on April 2, 2003.
(3)  Mr. Glusing resigned his offices and as a director on April 2, 2003.
(4)  Mr. Li was appointed as a Director and President on April 2, 2003.  He received an option to purchase 750,000 shares of common stock at a price of $0.22 in 2003.
(5)  Mr. Fletcher was appointed as a Director and Corporate Secretary on April 2, 2003.  He
received and option to purchase 500,000 shares at a price of $0.22 in 2003.


Option Grants in 2003
The following table sets forth options granted to the named executive officers during the past fiscal year.

=================================================================
              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                     [Individual Grants]
-----------------------------------------------------------------
                          PERCENT OF
            NUMBER OF        TOTAL
           SECURITIES    OPTIONS/SARS
           UNDERLYING     GRANTED TO     EXERCISE OR
          OPTIONS/SARS   EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME       GRANTED (#)    FISCAL YEAR      ($/SH)         DATE
                              (1)            (2)
--------  -------------  -------------  -------------  ----------
Reid Li         750,000           43 %  $       0.22      8/20/08
=================================================================


=================================================================
Eric
Fletcher        500,000           29 %  $       0.22      8/20/08
=================================================================

Footnotes to Table
     (1)  Based on total options granted to employees in 2003 of 1,750,000
     (2)  Granted at 10% above the market value of $0.20 per share

REPORT ON REPRICING OF OPTIONS/SAR
The Company did not re-price any options or SARs during the year ended January 31, 2004.


FISCAL YEAR END OPTION VALUES
The following table sets forth for our executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options as at January 31st, 2004.

==================================================================
    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-
                      END OPTION/SAR VALUES
------------------------------------------------------------------
                                   NUMBER OF
                                   SECURITIES        VALUE OF
                                   UNDERLYING     UNEXERCISED IN-
           SHARES                 UNEXERCISED        THE-MONEY
          ACQUIRED                OPTIONS/SARS    OPTIONS/SARS AT
             ON        VALUE     AT FY-END (#)      FY-END ($)
          EXERCISE    REALIZED    EXERCISABLE/     EXERCISABLE/
NAME         (#)        ($)      UNEXERCISABLE   UNEXERCISABLE(1)
--------  ---------  ----------  --------------  -----------------
Reid Li              $     0.00     750,000 / 0  $    495,000 / $0
--------  ---------  ----------  --------------  -----------------
Eric
Fletcher     25,000  $     0.00     475,000 / 0  $    313,500 / $0
==================================================================

(1) Based upon the closing price of $0.66 per share on January 30th, 2004.

ITEM 11  Security Ownership Of Certain Beneficial Owners and Management

Principal Shareholders

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our executive officers and directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2004 and the number of shares of common stock outstanding as of that date is 20,462,000. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Security ownership of certain beneficial owners.

==============================================================================
TITLE OF   NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF  PERCENT OF
CLASS                   OWNER                BENEFICIAL OWNERSHIP     CLASS
--------  ---------------------------------  --------------------  -----------
          Cui Jing
Common    c/o Gregory Yankee Law Corp.                  8,000,000       26.02%
          200 - 675 West Hastings Street
          Vancouver, B.C. Canada   V7L 3G8
--------  ---------------------------------  --------------------  -----------
          Reid Li (1)
Common    410 Park Avenue                               4,340,000       14.12%
          New York, NY 10022
--------  ---------------------------------  --------------------  -----------
          Kerrislane Capital Corp.
Common    Floor #27, Zhi Zao Jui Road                   2,200,000        7.16%
          Shanghai, PRC 200011
--------  ---------------------------------  --------------------  -----------
Common    Yu Zuo Laing                                  2,000,000        6.51%
==============================================================================

(1) Based upon Reid Li's Form 5 filing with the SEC on April 20th, 2004 for holdings as at January 31st, 2004. 1,590,000 shares owned directly, 750,000 exercisable options,


1,000,000 shares held by Red Dot Capital Inc. controlled by Reid Li and 1,000,000 shares held by Red Dot Management Inc. controlled by Reid Li.

Security ownership of management.

==============================================================================
TITLE OF    NAME AND ADDRESS OF BENEFICIA    AMOUNT AND NATURE OF  PERCENT OF
CLASS                   OWNER                BENEFICIAL OWNERSHIP     CLASS
--------  ---------------------------------  --------------------  -----------
          Reid Li (1)
Common    410 Park Avenue                               4,340,000       14.12%
          New York, NY 10022
--------  ---------------------------------  --------------------  -----------
          Eric Fletcher (2)
Common    38596 - 126 West 3rd Street                   1,500,000        4.88%
          N, Vancouver, B.C. Canada V7M1E8
==============================================================================

(1) Based upon Reid Li's Form 5 filing with the SEC on April 20th, 2004 for holdings as at January 31st, 2004. 1,590,000 shares owned directly, 750,000 exercisable options, 1,000,000 shares held by Red Dot Capital Inc. controlled by Reid Li and 1,000,000 shares held by Red Dot Management Inc. controlled by Reid Li.
(2) Based upon Eric Fletcher's Form 5 filing with the SEC on March 9th, 2004 for holdings as at January 31st, 2004. 1,025,000 shares owned directly, 475,000 exercisable options.

Equity Compensation Plan Information

The company's 2003 Employee Stock Option Plan for which a registration statement was filed on Form S-8 on December 9th, 2003 set aside 3,000,000 shares for distribution pursuant to the plan. An additional 1,250,000 shares were reserved for issuance upon conversion of stock options granted to the company's two directors.

Compensation Plan Table

The following table provides aggregate information as of the end of the fiscal year ended January 31st, 2004 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance. See also Note 12 to the Company's Financial Statements.

        =================================================================
             EQUITY COMPENSATION PLAN INFORMATION
        -----------------------------------------------------------------
                                                             NUMBER OF
                                                            SECURITIES
                                                             REMAINING
                                                           AVAILABLE FOR
                                                              FUTURE
                           NUMBER OF                      ISSUANCE UNDER
                         SECURITIES TO      WEIGHTED-         EQUITY
                        BE ISSUED UPON       AVERAGE       COMPENSATION
                          EXERCISE OF    EXERCISE PRICE        PLANS
                          OUTSTANDING    OF OUTSTANDING     (EXCLUDING
                           OPTIONS,         OPTIONS,        SECURITIES
                         WARRANTS AND     WARRANTS AND     REFLECTED IN
        PLAN CATEGORY       RIGHTS           RIGHTS         COLUMN (a))
        --------------  ---------------  ---------------  ---------------
        Equity                                                  3,725,000
        compensation
        plans approved
        by security       1,225,000 (1)  $          0.22
        holders             500,000 (2)  $          0.50
        --------------  ---------------  ---------------  ---------------
        Equity
        compensation
        plans not
        approved by
        security
        holders
        --------------  ---------------  ---------------  ---------------
          TOTAL
        =================================================================

     (1)  Directors options
     (2)  2003 Employee Stock Option Plan

Item 12  Certain Relationships and Related Transactions
The Company acquired new computers and printers valued at $8,888 from a company related to a Director during the year ended January 31, 2004.

The following expenses were paid or payable to Directors of the Company as management fees and to companies related to a Director and a deemed employee as service fees charged:

                                                       January 31,
                                                -------------------------
                                                    2004         2003
                                                ------------  -----------
     Management fees                            $ 115,496.00  $135,000.00
     Service fees charged by related companies        32,553           --
                                                ------------  -----------
                                                $ 148,048.88  $135,000.00
                                                ============  ===========

The President and Director is the owner of Red Dot Capital Inc. that assigned its interest in the joint venture to the Company and Red Dot received 22,000,000 post consolidated restricted common shares at par value of $0.001 per share.

During the fiscal year ended January 31st, 2003, prior to the change of control and renaming of the company to Hubei Pharmaceutical Group, the Company attempted to acquire a business interest as a long distance carrier and provider of Voice over IP services. Concurrent with this it changed its name from Explore Technologies to Pan Asia Communications Corp. It appears to the current management of the company that there may have been undisclosed related party transactions and changes in control that were not declared at the time or in subsequent reports. Accordingly, the current board of directors does not believe it can properly disclose what may have taken place under prior management with respect to related transactions for the fiscal year ended January 31st, 2003. A rescission agreement was entered into under which all of the common stock issued with respect to an acquisition that may not have been completed was returned to treasury. In addition, all stock issued for debt, including debt to parties that may have been related, was to have been returned to treasury. In total, 23,272,880 of the 26,598,500 shares issued with respect to matters purporting to relate to the acquisition were returned to treasury. Management does not believe that allocating the resources necessary to attempt to more fully document what took place would be in the best interest of the shareholders or necessarily lead to a more accurate record. As reported previously, a total of 3,325,620 shares issued for debt, subsequently consolidated to 332,562 shares, have not yet been returned to treasury for cancellation. The recipient(s), who may have been related parties, agreed at the time of the rescission, and have confirmed recently, that these shares should be cancelled and that the company received no consideration in exchange for them at the time they were issued. Although willing to do so, the recipients have been unable to return the shares because they were pledged as security and are being held by a party related to the rescinded transaction whose shares received with respect to the transaction have already been returned and cancelled. Management believes that it is appropriate that these shares should be cancelled and have received several legal opinions to this effect. The company is taking appropriate action now to attempt to cancel the shares and management feel that if it is successful, and all shares issued with respect to the transaction are returned to treasury, it would be cost effective and in the best interest of the shareholders to accept an incomplete record of related party transactions for the fiscal year ended January 31st, 2003.

Item  13  Exhibits  and  Reports

The following previously filed documents are incorporated by reference:

 2.1   5/15/2002  8-K    Acquisition of telecommunications business
 2.2   5/28/2002  8-K/A  Acquisition of telecommunications business
 2.3   9/23/2002  8-K    Rescind acquisition of telecommunications business
 2.4    2/4/2003  8-K    Debt settlement with EuroCapital Holdings, Shares returned to treasury
 2.5    2/7/2003  8-K    Shares issued to Uninet Technologies for debt
                         Acquisition of interest in Hubei Pharmaceutical Company
 2.6   4/10/2003  8-K    Appoint new board members
 2.7   6/25/2003  8-K    Private Placement
 2.8    9/4/2003  8-K    Complete Acquisition of Hubei Pharmaceutical Company
 3.1   4/10/2003  8-K    Change name to Hubei Pharmaceutical Group
10.1   8/29/2003  S-8    Consultant Agreements, Treasury issue for compensation
10.2   12/9/2003  S-8    Employee Stock Option Plan
13.1   5/15/2003  10KSB  Annual report - January 31st, 2003
16.1  10/10/2003  8-K/A  Change in certifying accountant
17.1   4/10/2003  8-K    Resignations of previous board members
17.2  10/28/2003  8-K    Resignation of Director

The following exhibits are included herein:
31.1     CERTIFICATION  of  Reid  Li
31.2     CERTIFICATION  of  Eric  Fletcher

Item 14  Principal Accounting fees and Services
Morgan and Company served as the Company's independent accountants for the fiscal year ended January 31st, 2002 and during the course of that fiscal year they were not engaged by the Company to provide certain non-audit services. During the year ended December 31, 2003, the following fees were paid for services provided by Morgan and Company.

Audit Fees. The aggregate fees paid for the annual audit of the Company's financial statements included in the Company's Form 10-KSB for the year ended January 31st, 2003 amounted to approximately $4,000.

Moen and Company served as the Company's independent accountants for the fiscal year ended January 31st, 2004 and during the course of that fiscal year were engaged by the Company to provide independent reviews of quarterly reports, an audit of the consolidate balance sheet included in Form 10QSB for the fiscal quarter ended July 31st, 2003 following acquisition of an interest in the Hubei Pharmaceutical Company joint venture and the annual audit of the Company's financial statements included in the Company's Form 10KSB for the year ended January 31st, 2004. During the year ended December 31, 2004, the following fees were paid for services provided by Moen and Company.

Audit Related Fees. The aggregate fees paid for the consolidated balance sheet included in Form10QSB for the quarter ended July 31st, 2003 and as partial payment for the annual audit of the company's financial statements for the year ended January 31st, 2004 amounted to approximately $33,000.

Independent Review Fees. The aggregate fees paid for independent review of the Company's quarterly financial statements amounted to approximately $3,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI PHARMACEUTICAL GROUP, LTD.
(Registrant)


/s/ Reid H. Y. Li                    Date: May 15, 2004
----------------------------
Reid H. Y. Li
President / Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Reid H. Y. Li                    Date: May 15, 2004
----------------------------
Reid H. Y. Li
President / Director


/s/ Eric Fletcher                    Date: May 15, 2004
----------------------------
E. H. (Eric) Fletcher
Secretary / Director