Form 10QSB
period 2004-04-30
HUBEI PHARMACEUTICAL GROUP LTD
filed 2004-06-22
CIK 1009919

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE QUARTER ENDED APRIL 30TH, 2004

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

                            410 PARK AVENUE, 15TH FLOOR
                                 NEW YORK, NY, USA
                                       10222
                     -------------------------------------------
                      (Address of principal executive offices)

                                  (604) 881-2899
                         -----------------------------------
                             Issuer's telephone number

           --------------------------------------------------------------
            Former name or former address, if changed since last report


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes  X       No                     (2) Yes  X       No
              -           -                           -           -

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE
As of April 30th, 2004 the company had issued 31,430,635 shares

DOCUMENTS INCORPORATED BY REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

TRANSITIONAL SMALL BUSINESS ISSUER FORMAT     YES    NO X
                                                        -

INDEX

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 1 - FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 1 - NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .9
  Note 1.  Organization and Nature of Business . . . . . . . . . . . . . . . .9
  Note 2.  Development Stage Activities . . . . . . . . . . . . . . . . . . .11
  Note 3.  Summary of Significant Accounting Policies . . . . . . . . . . . .11
  Note 4.  Joint Venture and Basis of Presentation . . . . . . . . . . . . . 15
  Note 5. Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
  Note 6.  Related Party Transactions . . . . . . . . . . . . . . . . . . . .15
  Note 7.  Pension and Employment Liabilities . . . . . . . . . . . . . . . .16
  Note 8.  Capital Stock . . . . . . . . . . . . . . . . . . . . . . . . . . 16
  Note 9.  Summary of Warrants Outstanding . . . . . . . . . . . . . . . . . 17
  Note 10.  Summary of Options Outstanding . . . . . . . . . . . . . . . . . 18
  Note 11.  Income Tax Exemptions and Reductions - China . . . . . . . . . . 19
  Note 12. Income Tax - The United States . . . . . . . . . . . . . . . . . .20
  Note 13. Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . 20
  Note 14. Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 2. MANAGEMENTS DISCUSSION AND PLAN OF OPERATIONS . . . . . . . . . . . .22

ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . .23

PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .24

ITEM 1 LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 2 CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . 26

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . 26

ITEM 5 OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K . . . . . . . . . . . . . . . . . . .26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               HUBEI PHARMACEUTICAL GROUP, LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEETS
                                       APRIL 30, 2004
                                  (EXPRESSED IN US DOLLARS)
                                         (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                                     2004          2003
                                                                 ------------  ------------

                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Note 3)                             $   295,119   $    18,930
  Accounts receivable                                                393,818       185,050
  Prepaid expenses                                                   358,014            --
  Inventory (Note 4 & Note 5)                                        783,586            --
  Travel advance                                                       4,766            --
                                                                 ------------  ------------
TOTAL CURRENT ASSETS                                               1,835,303       203,980
                                                                 ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 3 & NOTE 4)           3,040,228            --
  LESS: ACCUMULATED DEPRECIATION                                      (1,900)           --
                                                                 ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT                                  3,038,328            --
                                                                 ------------  ------------
TOTAL ASSETS                                                     $ 4,873,631   $   203,980
                                                                 ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   512,858   $   138,571
                                                                 ------------  ------------

MINORITY INTEREST IN JOINT VENTURE CORPORATION (NOTE 13)           3,622,500            --
                                                                 ------------  ------------

STOCKHOLDERS' EQUITY
  Capital stock (Note 8)
     Par value - 31,430,635 common shares (2003 - 15,828,762)         31,431        18,829
     Additional paid in capital                                    2,945,677     1,265,163
     Advances on proposed subscriptions                                            265,070
  Retained earnings (deficit) during development stage (Note 2)   (2,238,835)   (1,483,653)
                                                                 ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                                           738,273        65,409
                                                                 ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 4,873,631   $   203,980
                                                                 ============  ============


                                                                  COMMITMENTS - NOTES 4, 14
                                                                  -------------------------
                                                                SUBSEQUENT EVENTS - NOTE 14
                                                                ---------------------------

APPROVED ON BEHALF OF THE BOARD:

_______________________, Director and Chief Executive Officer

_______________________, Director and Chief Financial Officer


               See Accompanying Notes and Independent Accountants Review Report

                               HUBEI PHARMACEUTICAL GROUP, LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF INCOME
                                  (EXPRESSED IN US DOLLARS)
                                         (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                  Cumulative From
                                                 Inception Date of            Quarter Ended
                                                 December 18, 1998               April 30,
                                                   To April 30,      -------------------------------
                                                       2004               2004              2003
                                                -------------------  ---------------  --------------


Revenue                                         $           86,533   $       86,533   $          --
Cost of Good Sold                                           46,562          (46,562)             --
                                                -------------------  ---------------  --------------
                                                           133,095           39,971              --
                                                -------------------  ---------------  --------------
General and Administration Costs
  Bank charges and interest                                120,217              148             946
  Contract cancellation costs                               34,000               --              --
  Depreciation                                               1,900              567              --
  Finders' fee                                             105,475           36,335           8,900
  Foreign exchange loss                                      8,906               --              --
  Freight expenses                                           1,478            1,478              --
  Investor communications                                   52,795           23,055              --
  Joint Venture organization costs                         160,743               --              --
  Management fees                                          287,546           31,050           6,000
  Mineral property maintenance
     and exploration expenditures                           11,201               --              --
  Office expenses                                           50,162            9,731             612
  Professional fees                                        330,639           25,679           8,389
  Salary and benefits                                       13,756           13,756              --
  Selling expenses                                          14,964           14,964              --
  Stock transfer and filing fees                            37,225               --           1,403
  Stock-based compensation                                  25,000               --          25,000
  Travel and promotion                                      29,884            3,437              --
  Write-off of accounts payable                            (70,000)              --         (70,000)
                                                -------------------  ---------------  --------------
                                                         1,215,891          160,200         (18,750)
                                                -------------------  ---------------  --------------
Net profit (loss) from operations                       (1,082,796)        (120,229)         18,750
  Abandonment of mineral property                           (3,500)              --              --
  Loss on terminated acquisition                        (1,059,415)              --              --
                                                -------------------  ---------------  --------------
Net profit (loss) for the period                $       (2,145,711)  $     (120,229)  $      18,750
                                                ===================  ===============  ==============

Basic earnings (loss) per common share                               $        (0.00)  $        0.00
                                                                     ===============  ==============
Diluted earnings (loss) per common share                             $        (0.00)  $        0.00
                                                                     ===============  ==============
Weighted average number of shares outstanding
  Basic                                                                  31,296,129       4,582,876
                                                                     ===============  ==============
  Diluted                                                                34,740,556       4,585,876
                                                                     ===============  ==============

               See Accompanying Notes and Independent Accountants Review Report

                               HUBEI PHARMACEUTICAL GROUP, LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (EXPRESSED IN US DOLLARS)
                                         (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                 Cumulative From
                                                Inception Date of            Quarter Ended
                                                December 18, 1998               April 30,
                                                  To April 30,      -----------------------------
                                                      2004               2004            2003
                                               -------------------  ---------------  ------------


Net profit (loss) for the period               $       (2,145,711)  $     (120,229)  $    18,750
Retained earnings (deficit),
   beginning of period                                         --       (2,118,606)   (1,502,403)
                                               -------------------  ---------------  ------------
Retained earnings (deficit),
   end of period                               $       (2,145,711)  $   (2,238,835)  $(1,483,653)
                                               ===================  ===============  ============
                                                           93,124

               See Accompanying Notes and Independent Accountants Review Report

                                        HUBEI PHARMACEUTICAL GROUP, LTD.
                                         (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (EXPRESSED IN US DOLLARS)
                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                   Cumulative From
                                                                  Inception Date of         Quarter Ended
                                                                  December 18, 1998            April 30,
                                                                    To April 30,      ---------------------------
                                                                        2004               2004           2003
                                                                 -------------------  ---------------  ----------
CASH DERIVED FROM (APPLIED TO)
  OPERATING ACTIVITIES
     Net profit (loss) for the period                            $       (2,145,711)  $     (120,229)  $  18,750
     Items not requiring use of cash
       Depreciation.                                                          1,900              567          --
       Stock issued for bonus                                                10,000               --          --
       Stock issued for finders' fees                                        22,169            3,774          --
       Stock issued for consulting fees                                     515,000               --          --
       Stock issued for the Joint Venture Corporation                        22,000               --          --
       Stock issued for debt                                                131,577               --     (77,000)
       Loss on terminated acquisition                                     1,059,415               --          --
       Abandonment of mineral property                                        3,500               --          --
       Cumulative currency translation adjustments                               --              623          --
     Changes in non-cash working capital items
       Prepaid expenses                                                    (358,014)          (5,736)         --
       Inventory                                                           (105,343)        (104,801)         --
       Accounts receivable                                                 (393,818)        (393,818)         --
       Travel advance                                                        (4,766)          (4,766)         --
       Accounts payable                                                     512,858          209,656      (5,906)
                                                                 -------------------  ---------------  ----------
          Net cash applied to operating activities                         (729,233)        (414,730)    (64,156)
                                                                 -------------------  ---------------  ----------
  CASH RESTRICTED AS TO USE BY COURT ORDER                                                    82,056          --
                                                                 -------------------  ---------------  ----------
  FINANCING ACTIVITIES
     Capital stock issued for cash                                        1,216,947          404,313          --
     Contributed surplus                                                         --          (12,075)         --
     Advances on proposed subscriptions                                          --          (22,000)    265,070
                                                                 -------------------  ---------------  ----------
          Net cash provided by financing activities                       1,216,947          370,238     265,070
                                                                 -------------------  ---------------  ----------
  INVESTING ACTIVITIES
     Fixed assets purchased                                                 (95,971)         (64,741)         --
     Deferred charges                                                            --           78,492          --
     Advance to the joint venture                                                                       (182,050)
     Mineral property                                                        (3,500)              --          --
                                                                 -------------------  ---------------  ----------
          Net cash (used in) provided by investing activities               (99,471)          13,751    (182,050)
                                                                 -------------------  ---------------  ----------
CASH AND CASH EQUIVALENTS,
  INCREASE DURING THE PERIOD                                                388,243           51,315      18,864
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                            --          243,804          66
                                                                 -------------------  ---------------  ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                  $          388,243   $      295,119   $  18,930
                                                                 ===================  ===============  ==========
                                                                             93,124
SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS:
Inventory transferred to the Joint Venture Corporation
  as the investment from the minority party                                           $      783,044   $      --
Property, plant and equipment transferred to the Joint Venture
  Corporation as the investment from the minority party                                    2,839,456          --
                                                                                      ---------------  ----------
Minority interest in Joint Venture Corporation                                        $    3,622,500   $      --
                                                                                      ===============  ==========

               See Accompanying Notes and Independent Accountants Review Report

                                              HUBEI PHARMACEUTICAL GROUP, LTD.
                                               (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               FROM DATE OF INCEPTION ON DECEMBER 18, 1998 TO APRIL 30, 2004
                                                 (EXPRESSED IN US DOLLARS)
                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                  Additional    Advances on
                                                         Number of       Par       Paid-in        Proposed     Contributed
                                                           Shares       Value      Capital     Subscriptions     Surplus
                                                        ------------  ---------  ------------  --------------  ------------
Shares issued for cash at $0.01                             600,006   $    600   $    59,400   $               $
Shares issued for cash at $0.10                               5,000          5         4,995
Net loss for the period
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 1999                                   605,006        605        64,395                0
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2000                                   605,006        605        64,395                0
Shares issued for convertible debt                          917,500        918       457,832
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2001                                 1,522,506      1,523       522,227                0
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2002                                 1,522,506      1,523       522,227                0             0
Shares issued for
  acquisition of business                                14,000,000     14,000     1,246,000
Shares issued for debt                                   17,629,136     17,629       747,756
Shares issued for services                                5,950,000      5,950       529,550
Shares cancelled on rescission of
  acquisition agreement                                 (23,272,880)   (23,273)   (1,700,370)
Net loss for the year
                                                        ------------  ---------  ------------  --------------  ------------
Balance, January 31, 2003                                15,828,762     15,829     1,345,163                0             0
Shares issued for consulting fee                          1,500,000      1,500        13,500
Shares issued for debt                                    1,500,000      1,500        13,500
Shares issued for bonus                                   1,000,000      1,000         9,000
Cancellation of issuance for debt                        (4,000,000)    (4,000)     (116,000)
                                                        ------------  ---------  ------------  --------------  ------------
                                                         15,828,762     15,829     1,265,163                0             0
                                                        ------------  ---------  ------------  --------------  ------------
1:10 consolidation, April 2, 2003                         1,582,884     15,829     1,265,163                0             0
Shares issued for the deposit on assignment of
  acquisition agreement for 57.1% interest of
  Hubei Pharmaceutical Co., Ltd.
  (Total of 22,000,000 shares),
  recorded at par value                                   3,000,000      3,000
Shares issued for cash @$0.15
  Issued on July 6, 2003                                  2,446,324      2,446       364,503
Shares issued for finders' fees
  Issued on July 6, 2003                                     55,500         56        16,839
Balance of Shares issued for the deposit on assignment
  of acquisition agreement for 57.1% interest of HuBei
  Pharmaceutical Co., Ltd. (Total of 22,000,000
  shares) recorded at par value                          19,000,000     19,000                              0
Adjustment of Paid in Capital                                          (14,246)       14,246
Shares issued for finders' fees
  Issued on August 15, 2003                               1,500,000      1,500
Shares issued for cash @$0.30



                                                                       Cumulative
                                                          Retained      Currency
                                                          Earnings    Translation
                                                         (Deficit)    Adjustments      Total
------------------------------------------------------------------------------------------------
Shares issued for cash at $0.01                         $             $             $    60,000
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

             See Accompanying Notes and Independent Accountants Review Report

                                                HUBEI PHARMACEUTICAL GROUP, LTD.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FROM DATE OF INCEPTION ON DECEMBER 18, 1998 TO APRIL 30, 2004
                                                    (EXPRESSED IN US DOLLARS)
                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Cumulative
                                                           Additional   Advances on                    Retained       Currency
                                      Number of     Par     Paid-in       Proposed     Contributed     Earnings     Translation
                                        Shares     Value    Capital    Subscriptions     Surplus       (Deficit)    Adjustments
                                      ----------  -------  ----------  --------------  ------------  -------------  ------------
  Issued on August 21, 2003              693,333      693      207307
Shares issued for Consultants
  fees, issued on August 29, 2003      2,000,000    2,000     498,000
Shares issued for cash @$0.45/unit,
  issued on December 1, 2003             301,300      301     135,284
Shares issued for cash @$0.30/unit,
  issued on December 11, 2003             35,666       36      10,664
Warrants exercised @$0.20/share          104,500      105      20,795
Option exercised @$0.22/share             25,000       25       5,475
Advances on proposed subscriptions                                            22,000
Contributed Surplus                                                                         12,075
Cumulative translation adjustments                                                                                         (623)
Net loss for the year ended
  January 31, 2004                                                                                       (616,203)
                                      ----------  -------  ----------  --------------  ------------  -------------  ------------
Balance, January 31, 2004             30,744,507   30,052   2,330,969         22,000        12,075     (2,118,606)         (623)
Shares issued for cash @$0.53/share
  issued on February 20, 2004             27,500       28      14,547
Shares issued for cash @$0.55/share
  issued on February 20, 2004             40,000       40      21,960
Shares issued for cash @$0.53/share
  issued on April 19, 2004                65,308       65      34,548
Shares issued for cash @$0.55/share
  issued on April 19, 2004               110,000      110      60,390
Shares issued for finders fees
  issued on April 19, 2004                 7,120        7       3,767
Shares issued for cash @$0.625/share
  issued on April 21, 2004               436,200      436     272,189
Contributed Surplus                                                                        (12,075)
Cumulative translation adjustments                                                                                          623
Advances on proposed subscriptions                                           (22,000)
Net loss for the period ended
  April 30, 2004                                                                                         (120,229)
                                      ----------  -------  ----------  --------------  ------------  -------------  ------------
Balance, April 30, 2004               31,430,635  $30,738  $2,738,370  $           0   $         0   $ (2,238,835)  $         0
                                      ==========  =======  ==========  ==============  ============  =============  ============



                                          Total
                                      ----------
  Issued on August 21, 2003                   0
Shares issued for Consultants                 0
  fees, issued on August 29, 2003       500,000
Shares issued for cash @$0.45/unit,
  issued on December 1, 2003            135,585
Shares issued for cash @$0.30/unit,           0
  issued on December 11, 2003            10,700
Warrants exercised @$0.20/share          20,900
Option exercised @$0.22/share             5,500
Advances on proposed subscriptions       22,000
Contributed Surplus                      12,075
Cumulative translation adjustments         (623)
Net loss for the year ended                   0
  January 31, 2004                     (616,203)
                                      ----------
Balance, January 31, 2004               275,867
Shares issued for cash @$0.53/share
  issued on February 20, 2004            14,575
Shares issued for cash @$0.55/share
  issued on February 20, 2004            22,000
Shares issued for cash @$0.53/share
  issued on April 19, 2004               34,613
Shares issued for cash @$0.55/share
  issued on April 19, 2004               60,500
Shares issued for finders fees
  issued on April 19, 2004                3,774
Shares issued for cash @$0.625/share
  issued on April 21, 2004              272,625
Contributed Surplus                     (12,075)
Cumulative translation adjustments          623
Advances on proposed subscriptions      (22,000)
Net loss for the period ended
  April 30, 2004                       (120,229)
                                      ----------
Balance, April 30, 2004               $ 530,273
                                      ==========

               See Accompanying Notes and Independent Accountants Review Report

ITEM 1 - NOTES TO FINANCIAL STATEMENTS
Note  1.  Organization  and  Nature  of  Business

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

The Company was unable to raise the capital necessary to pursue the development of Access and on September 3, 2002, the Company entered into an agreement to rescind the Access agreement dated May 15, 2002 and to return 14,000,000 common shares issued, to treasury. Effective October 30, 2002, the Company cancelled and returned to treasury 14,000,000 acquisition shares. In addition, the Company cancelled 9,272,880 shares from the 12,598,500 common shares issued to creditors of Access in respect of the acquisition. The remaining 3,325,620 shares were deposited by two creditors as collateral and were not available for physical return to the Company. The Company is pursuing cancellation of the shares

JOINT VENTURE INVESTMENT WITH HUBEI ZENITH AIRBECK PHARMACEUTICAL CO. LTD. ("AIRBECK")

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

The  terms  of  the  Acquisition  Agreement  are  as  follows:

The company is to issue 22,000,000 post-consolidation, restricted shares of common stock in its capital (the "Shares") at par value of $0.001 per share, to Red Dot, or Red Dot's nominees, appointed in writing on the following terms and conditions:
     3,000,000 common shares to be issued on closing. These were issued from treasury on April 3, 2003
     19,000,000 common shares to be issued at the time the Airbeck assets are vended into the joint venture. These were issued from treasury on July 25, 2003.

The company is to issue 2,000,000 post-consolidation, restricted shares of common stock in its capital as a finders' fee due and payable at such time as Airbeck assets are vended into the joint venture as referred to above. These shares were re-negotiated at a total of 1,500,000 common shares and issued on August 15, 2003. However, 1,000,000 common shares as a part of this finders' fee are subsequently cancelled on April 23, 2004 (See Note 15 - Subsequent events, below).

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

As further consideration of Red Dot's assignment of its interest in HBJV, the Company is to issue the following number of post-consolidation, restricted shares of common stock in its capital to Red Dot, or Red Dot's nominees appointed in writing, upon HBJV attaining the following cumulative, gross sales revenue:

             Gross Sales   Additional Shares
               Amount        to Be Issued
             ------------------------------
             $  5,000,000         5,000,000
                7,500,000         2,500,000
               10,000,000         2,500,000
               12,500,000         2,500,000
               15,000,000         2,500,000
             ==============================

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


Note 2. Development Stage Activities

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business for the Company by acquiring the operating Dosage Division of Hubei Zenith Airbeck Pharmaceutical Co. Ltd. and none of this joint venture corporation's planned principal operations have commenced at January 31, 2004. All accumulated expenses of $78,492 in HBJV are considered as part of the Company's development stage activities and are capitalized as deferred charges in the balance sheet. Also, all losses accumulated since inception has been considered as part of the Company's development stage activities.

Since its inception, the Company has funded operations through invested cash from common stock issuances to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital.


Note 3. Summary of Significant Accounting Policies

(a)  Basis of Presentation
          These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

(b)  Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and the HBJV. The 42.86% interest in the HBJV owned by Airbeck is shown as a minority interest in the consolidated financial statements. All intercompany transactions and intercompany balances have been eliminated. HBJV has not commenced operating activities; therefore, HBJV does not affect the statement of income.

(c)  Use of Estimates
          The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d)  Cash and Cash Equivalents
          Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less.

(e)  Income Taxes
          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. (Note 14. Income Tax - The United States, below)

          Income Tax Exemptions and Reductions, relating to operation of the joint venture corporation in China are disclosed in Note 11. Income Tax Exemptions and Reductions - China, below.

     (f) STOCK BASED COMPENSATION SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for employee stock-based compensation arrangements.

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

          No disclosures relating to stock based compensation have been included with the accompanying consolidated balance sheet, as all stock options were granted to directors and employees at exercise prices that were the same as or excess of the fair market value of the Company's common stock at the date of the grant. (See Note 10 -- Summary of Options outstanding, below.)

(g) Compensated Absences Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying consolidated financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

(h)  Net Profit (Loss) Per Share
          The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common share owners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

(i)  Disclosure about Fair Value of Financial Instruments
          As defined in FASB 107, the company estimates whether the fair value of all financial instruments differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet, which need to be disclosed. The estimated fair values of amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

(j)  Concentration of Credit Risk
          Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

(k)  Long-lived Assets
          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

     (l)  FOREIGN  CURRENCY  TRANSLATION
          The reporting currency of the Company is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

          Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency. The gain or loss on the of foreign currency financial statements is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on re-measurement from the recording currency are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income. Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

          Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

          The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the period.

(m)  Revenue Recognition
          The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

     (n)  FINANCIAL  INSTRUMENTS
          The Company's financial instruments consist of cash, prepaid expenses, accounts payable, none of which are held for trading purposes.

          It is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values/

(o)  Segmented Information
          The Company's identifiable assets as are located in the following countries:

          APRIL 30, 2004     CANADA     CHINA       TOTAL
                            --------------------------------
          Current assets    $632,659  $1,202,644  $1,835,303
          Net fixed assets     6,988   3,031,340   3,038,328
                            --------  ----------  ----------
          Total assets      $639,647  $4,233,984  $4,873,631
                            ========  ==========  ==========

          APRIL 30, 2003     CANADA      CHINA       TOTAL
                            --------------------------------
          Current assets    $203,980  $       --  $  203,980
                            --------  ----------  ----------
          Total assets      $203,980  $       --  $  203,980
                            ========  ==========  ==========

(p)  Property, Plant and Equipment
          Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

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

     $3,622,500 of capital stock in the joint venture is composed of investments from Airbeck as follows:

                                            Appraised Value     Recognized Value
                                          (See Note 1, above)     by Management
                                          --------------------  -----------------
     (a)  Plant, property and equipment.  $          2,944,257  $       2,944,257
                                          --------------------  -----------------
     (b)  Inventory                                    690,071            678,243
          Total investments from Airbeck  $          3,634,328  $       3,622,500
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

Based on the amended investment agreement signed on January 16, 2004, Airbeck would transfer further $2,702,757 of plant, property and equipment and $678,243 of inventory instead of $3,381,000 above mentioned intangible assets. The effect of this change of Airbeck's investment in HBJV is to transfer the operating dosage division, complete with $2,944,257 of plant, property and equipment and $678,243 of inventory to HBJV while leaving with Airbeck $3,381,000 of aforementioned intangible assets, all of its liabilities, and its current assets except inventory of $678,243 transferred to the Joint Venture.

CAPITAL LEASE AGREEMENT IN HBJV
On July 8, 2003, HBJV signed a lease agreement with Airbeck to lease two properties with equipment from Airbeck. This lease agreement no longer applies because Airbeck transferred these two properties with equipment to HBJV as a part of Airbeck's investments under the amended investment agreement signed on January 16, 2004.


Note 5. Inventory
The management of HBJV and Airbeck agreed that the value of this inventory is $783,586 at April 30, 2004, as disclosed in these financial statements.


Note 6.  Related Party Transactions
The Company acquired $8,888 (CAD$9,180.18) of new computers and printers from a company related to a Director during the year ended January 31, 2004.

Managements fees of $31,050 (2003 - $6,000) were paid to Directors of the Company for the period ended April 30, 2004.

INVESTMENT  IN  HBJV

The President and Director is the owner of Red Dot Capital Inc. that assigned its interest in the joint venture to the Company and Red Dot received 22,000,000 post consolidated restricted common shares at par value of $0.001 per share.

Note  7.  Pension  and  Employment  Liabilities
The company does not have liabilities as at April 30, 2004, for pension, post employment benefits or post-retirement benefits. The company does not have a pension plan.


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

On December 11, 2003, one of Directors exercised 25,000 shares of his stock options at the exercise price of $0.22 per share. (See Note 12 - Summary of Options Outstanding, below)

On February 20th, 2004, 27,500 shares were issued at a price of $0.53 per share and 40,000 shares were issued at a price of $0.55 per share with respect to private placements. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before February 13th, 2005 or at $1.50 per share after February 13th, 2005, but on or before February 13, 2006. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. Gross proceeds from the sale of shares with respect  to  this  issue  were  $36,575.00.  The  company  paid a finders fee of
$2,200.00

On April 19th, 2004, 65,308 shares were issued at a price of $0.53 per share, 110,000 shares were issued at a price of $0.55 per share and 7,120 shares were issued as finders fees with respect to private placements. 32,428 of these shares carry a warrant to purchase an additional share at a price of $0.80 per share on or before February 13th, 2005 or at $1.50 per share after February 13th, 2005, but on or before February 13, 2006. 150,000 of these shares carry a warrant to purchase an additional share at a price of $0.80 per share on or before March 13th, 2005 or at $1.50 per share after March 13thh, 2005, but on or before March 13th, 2006. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. Gross proceeds from the sale of shares with respect to this issue were $95,113.00

On April 21st, 2004, 436,200 shares were issued at a price of $0.625 per share with respect to private placements. Each of these shares carries a warrant to purchase an additional share at a price of $0.90 per share on or before April 2nd, 2005 or at $1.50 per share after April 2nd, 2005, but on or before April 2nd, 2006. These shares were issued under the conditions of Rule 144 and carry an appropriate restrictive legend. Gross proceeds from the sale of shares with respect to this issue were $272,625.00. The company paid a finders fee of $25,200.00.

Total shares issued as at April 30th, 2004 are 31,430,635.

Note 9. Summary of Warrants Outstanding

Warrants to purchase up to 1,716,427 shares of common stock are outstanding at January 31, 2004. The details are as follows:

Summary of outstanding warrants:

                                                                                  Shares
     Warrant Exercise Terms                                                      Available
     --------------------------------------------------------------------------  ---------
     At $0.80 before July 31st, 2004 or $1.50 before July 31st, 2005               728,999
     At $0.80 before November 14th, 2004 or $1.50 before November 14th, 2005       301,300
     At $0.80 before February 13th, 2005 or at $1.50 before February 13th, 2006     99,928
     At $0.80 before March 13th, 2005 or at $1.50 before March 13th, 2006          150,000
     At $0.90 before April 2nd, 2005 or at $1.50 before April 2nd, 2006            436,200
                                                                                 ---------
                             Total warrants outstanding as at April 30th, 2004.  1,716,427
                                                                                 =========

Note 10.  Summary of Options Outstanding

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

     (f)  Determination  of  Fair  Market  Value
          In granting ISO's under this Plan, the Board or the Committee shall make a good faith determination as to the fair market value of the Stock at the time of granting the ISO.

     (g)  No  Guarantee  of  Employment  and  Non-transferability
          Nothing in this plan or in any writing granting an Award will confer upon any eligible person the right to continue in the employ of the eligible person's employer, or will interfere with or restrict in any way the right of the eligible person's employer to discharge such eligible person at any time for any reason whatsoever, with or without cause. No Award granted under the Plan shall be transferable other than by will or by the laws of descent and distribution.

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

A summary of options outstanding as at April 30, 2004 is as follows:

          OPTIONS GRANTED                   SHARES     EXERCISE PRICE
                                         -----------------------------
                                                        EXPIRE DATE:
                                                        AUG.20, 2008
                                                       ---------------
          Reid Li, President                  750,000  $          0.22
          Eric Fletcher, Secretary            475,000  $          0.22
          Howard Milne/HDM Capital Inc.       500,000  $          0.50
                                         ------------
                                            1,725,000
                                         ============

          (1) If the expiry date for the warrant falls on a weekend or Statutory holiday the date will be extended to close of business on the next business day.

Note 11.  Income Tax Exemptions and Reductions - China
The Chinese government provides a special tax incentive to encourage foreign investment. HBJV is a joint venture company and one of the investors is an American company thereby qualifying the joint venture for special income tax treatment under the provision. HBJV will be exempt from tax for the first two years and then benefit from a 50% reduction in income tax for a further three years. The corporate income tax rate, before the reduction, is currently 33% of taxable income.


Note 12. Income Tax - The United States
Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

                                                               April 30,
                                                         ---------------------
                                                            2004        2003
                                                         -----------  --------
          Provision (Benefit) at the statutory tax rate  $  (42,080)  $ 6,563
          Increase in valuation allowance                    42,080    (6,563)
                                                         -----------  --------
          Income tax provision.                          $       --   $    --
                                                         ===========  ========

Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. The Company has $2,238,835 of net operating losses carried forward as at April 30, 2004.

Note  13.  Minority  Interest
The parent company theory is used almost exclusively in practice for disclosing minority interests in a consolidated balance sheet. Under the parent company theory, minority interests are not considered part of stockholders' equity and are disclosed in the consolidated balance sheet between the liability section and the stockholders' equity section.

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

Note 14. Subsequent Events

CHANGES  OF  JOINT  VENTURE  OWNERSHIP
--------------------------------------
As indicated in Note 1 above, Airbeck is in the procedure of privatization. Management agrees that the new ownership of Airbeck following privatization will own the 42.86% minority interest in HBJV. The detailed name of the ownership may not be known until the privatization process is completed.

PLANT BUILDING IN PROCESS OF RENOVATION
---------------------------------------
A four story concrete building is in the process of renovation, from a warehouse facility to result in a "clean" medical product (dosage) production facility. This renovation commenced on March 1, 2004 and is expected to be completed by June 20, 2004.

ACQUISITION OF 60% INTEREST IN JOINT VENTURE (JV) COMPANY IN CHINA, P.R.
------------------------------------------------------------------------
The company agreed to acquire a 60% interest in a new joint venture in China, the latter of which owns a pharmaceutical plant in China. This plant has been in operation as a private enterprise since 2001. Additional preliminary information is included in this filing under Item 5. Complete disclosure will be detailed in a subsequent 8K filing with the U.S. Securities and Exchange Commission following completion of an audit of the acquisition by Moen and Company schedule for the 4th week of June, 2004. In subsequent reporting periods, this joint venture will be consolidated into our financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND PLAN OF OPERATIONS
THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS. ONE CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USE OF WORDS SUCH AS "STRATEGY," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "WILL," "CONTINUES," "ESTIMATES," "INTENDS," "PROJECTS," "GOALS," "TARGETS" AND OTHER WORDS OF SIMILAR MEANING. ONE CAN ALSO IDENTIFY THEM BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THESE STATEMENTS ARE BASED ON OUR ASSUMPTIONS AND ESTIMATES AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. HISTORICAL REFERENCES, PARTICULARLY TO PERIODS PRE-DATING THE THREE AND A HALF YEARS SUBJECTED TO INDEPENDENT REVIEW AND INCLUDED IN THE NOTES TO THE FINANCIAL STATEMENTS PRESENTED HEREIN, ARE MADE TO THE BEST OF THE ABILITY OF MANAGEMENT TO DETERMINE AND ARE BELIEVED TO BE ACCURATE; HOWEVER, ALL ENTERPRISES IN CHINA WERE PREVIOSLY STATE OWNED, THERE WERE NO PROVISIONS WITHIN CHINESE LAW FOR THE CREATION OF LEGAL CORPORATE ENTITIES AND NO REQUIREMENT THAT OPERATING BUSINESS BE SUBJECT TO INDEPENDENT REVIEW. SOURCES OF INFORMATION INCLUDED HISTORICAL INFORMATION AVAILABLE THROUGH THE STATE DRUG ADMINISTRATION; INFORMATION AVAILABLE IN THE PUBLIC DOMAIN; INDUSTRY SOURCES; STATE, LOCAL AND MINUCIPAL OFFICIALS; AS WELL AS OPERATIONAL MANAGEMENT AND STAFF IN THE OPERATING BUSINESS. THIS IS NOT CONSIDERED BY MANAGEMNT TO BE SIGNIFICANT AS ALL DUE DILIGENCE AND OPERATIONAL ASSESMENTS WERE MADE BASED UPON RECENT YEARS HISTORY DURING WHICH THE COMPANY HAS OPERATED WITH A MUCH SMALLER BUDGET THAN PERIODS COVERED BY THE HISTORICAL REFERENCES AND FOR WHICH DOCUMENTION IS MORE READILY AVAILABLE. IT IS SUGGESTED THAT THE READER ALSO REVIEW THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JANUARY 31st, 2003, THE QUARTERLY REPORTS ON FORM 10-QSB FOR THE QUARTERS ENDED APRIL 30TH AND JULY 31ST, AND OCTOBER 21ST, 2003 AND THE ANNUAL REPORT FILED ON FOR 10-KSB FOR TE YEAR ENDED JANARY 31ST, 2004.

Managements focus with respect to its interest in the Hubei Pharmaceutical Co. Ltd. joint venture(HBJV) for the first two quarters of the 2004 fiscal year will be to complete renovations and GMP certification of the tablet factory. It is essential that certification be completed by the end of the second quarter to comply with government regulations and to move beyond the limitations the renovations place on production capacity. Renovations are progressing on schedule, management are confident that they will be completed prior to the end of the second quarter as required. Concurrent with this we will continue to make improvements within its sales force and distribution network and to solicit orders and plan for the increased production capacity available in the second half of the fiscal year. HBJV will continue its discussion with the minority partner regarding expanding the scope of the joint venture operation to include other aspects of Airbeck's core business once privatization is complete. We are monitoring the progress of the privatization process carefully as part of an ongoing risk and opportunity assessment. While there is no contractual obligation to provide additional working capital in the 2004 fiscal year, renovations and certification of the tablet factory tax available working capital while opportunities to increase sales subject to the availability of inventory look promising. We will continue to discuss financing with interested parties and may provide HBJV with additional working capital through debt or equity in the current fiscal year, ahead of the schedule required by the joint venture agreement.

Concurrent with this we continue to search for additional acquisition targets or joint venture opportunities and are considering several possibilities. Our near term goal was to complete the acquisition of an additional revenue producing interest within the current fiscal year and, ideally, to complement the product mix produced by HBJV rather than compete with it. We view HBJV as a solid foundation on which to grow based upon a range of low risk patented and generic pharmaceuticals with established markets and as a high quality production base with an existing distribution pipe and established branding. At the same time we see opportunities similar to those present in the Western world for pharmaceuticals to treat diabetes, certain types of advanced dementia, cancer and other diseases associated with an aging population, more stressful lifestyle and obesity. We believe there may opportunities to license or acquire an interest in products nearing the end of their development cycle at a fraction of the cost associated with new biotech development and without the risks associated with commencing long term research and development projects in an extremely dynamic market.

Subsequent to the end of the fiscal quarter the company entered into an agreement to acquire a 60% controlling interest in a new joint venture in China. The joint venture owns modern production facilities and has been in operation as a private enterprise since 2001 with a successful legacy prior to that as a state owned operation since 1975. Additional information is included in Item 5 of this report. In addition to a production and distribution base of 79 high-tech pharmaceutical products in injectable and tablet forms, the new joint venture expects, in its first year of operation, to complete patenting and production licensing of several biotech pharmaceuticals to be used in the treatment of Cancer and Diabetes. It is anticipated that production revenues from the new joint venture, Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (HBBenda), will commence prior to the end of the second quarter and that it will contribute significantly to profitability in the current fiscal year.

In addition to funds already advanced, the company has agreed to make additional payments to its minority partners with respect to acquisition of the controlling interest. This will require 4.2 million RMB (approximately $500,000) of additional financing in the current 2004 fiscal year and an additional 6 million RMB (approximately $725,000) in the 2005 fiscal year. The company does not have the reserves necessary to meet these commitments and will need to raise additional funds through equity or debt. Management is considering expressions of interest in providing the necessary funding from several parties and do not anticipate a problem meeting the commitments.

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

                            PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     Nothing to report

ITEM 2 CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES
During the prior three years the Company issued the following unregistered securities in offshore transactions to persons who are not US persons pursuant to Regulation S of the United States Securities Act of 1933, as amended. The share certificates were issued under the conditions of Rule 144 and carry an appropriate restrictive legend.

On September 18th 2000 the company issued 9,175,000 common shares to a group of accredited investors in settlement of $367,000 in convertible debt under rule
144. These shares were bearing an appropriate restrictive legend. The proceeds were used previously funding mineral exploration efforts. The company consolidated its common stock on a 10 old for one new basis following this issue.

On May 14th, 2002 and June 14th, 2002 the company issued a total of 26,598,500 shares with respect to the acquisition of Access Networks Ltd. under rule 144. The acquisition was subsequently rescinded and all but 3,325,620 shares were returned to treasury (see Note 1 to the Financial Statements above). The Company is pursuing cancellation of the shares

On December 10th, 2002 the company issued 4,000,000 shares as settlement. The debt settlement was subsequently renegotiated and settled with cash at a discount. The shares were returned to treasury.

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

On April 3rd, 2003, the Company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue has been recorded at par value.

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

On August 15th, 2003, the Company issued 1,500,000 common shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV. The finders' fee was re-negotiated and reduced from the 2,000,000 common shares originally approved by the shareholders. This issue has been recorded at par value. The board of directors has since accepted a recommendation from its President and approved a resolution to return an additional 1,000,000 finders fee shares to treasury following the arrest of one of the finders leading to criminal charges relating to a long term conspiracy to undermine the project, discredit the joint venture partners and falsely incriminate the president of the company through forgery of documents. The company is seeking a legal opinion regarding the appropriateness of re-issuing some or all of the cancelled shares to other members of the original finders group who worked hard to overcome the attempts to undermine the project and were instrumental in successfully completing it. No decision has been made as to whether additional shares would be issued if deemed appropriate.

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

On February 20th, 2004, 27,500 shares were issued at a price of $0.53 per share and 40,000 shares were issued at a price of $0.55 per share with respect to private placements to a group of accredited investors. Each of these shares carries a warrant to purchase an additional share at a price of $0.80 per share on or before February 13th, 2005 or at $1.50 per share after February 13th, 2005, but on or before February 13, 2006. Gross proceeds from the sale of shares with respect to this issue were $36,575.00. The company paid a finders fee of $2,200.00

On April 19th, 2004, 65,308 shares were issued at a price of $0.53 per share, 110,000 shares were issued at a price of $0.55 per share and 7,120 shares were issued as finders fees with respect to private placements to a group of accredited investors. 32,428 of these shares carry a warrant to purchase an additional share at a price of $0.80 per share on or before February 13th, 2005 or at $1.50 per share after February 13th, 2005, but on or before February 13, 2006. 150,000 of these shares carry a warrant to purchase an additional share at a price of $0.80 per share on or before March 13th, 2005 or at $1.50 per share after March 13thh, 2005, but on or before March 13th, 2006. Gross proceeds from the sale of shares with respect to this issue were $95,113.00

On April 21st, 2004, 436,200 shares were issued at a price of $0.625 per share with respect to private placements to a group of accredited investors. Each of these shares carries a warrant to purchase an additional share at a price of $0.90 per share on or before April 2nd, 2005 or at $1.50 per share after April 2nd, 2005, but on or before April 2nd, 2006. Gross proceeds from the sale of shares with respect to this issue were $272,625.00. The company paid a finders fee of $25,200.00.

A summary of outstanding warrants appears as Note 9 in the accompanying notes to the financial statements.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     Nothing to report

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report

ITEM 5 OTHER INFORMATION
On JUNE 3RD, 2004, SUBSEQUENT TO THE END OF THE CURRENT FISCAL QUARTER, the company announced that it had entered into a formal agreement to acquire a 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (HBBenda) Located in Guangshui City, Hubei Province, China. HBBenda is a new Sino-American Joint Venture Corporation into which the minority partners have vended their operating dosage division originally established in 1975. In addition to a base of 79 high-tech pharmaceutical products in injectable and tablet forms, the new joint venture expects, in its first year of operation, to complete patenting and production licensing of several biotech pharmaceuticals to be used in the treatment of Cancer and Diabetes. In total the company will issue three million shares and pay 12 million RMB (approximately equal to 1.45 million dollars) to the minority partners with respect to the acquisition. Cash is be advanced on a schedule over 12 months, common stock is to be issued in two stages, the first upon completion of an independent audit, the second upon completion of licensing of one of the new biotech products. Common stock will be issued in reliance upon exemption from registration as an offshore transaction and carry an appropriate restrictive legend. To date, the company has advanced approximately $220,000. It is anticipated that 1.6 million shares will be issued prior to the end of June and that an additional 1.4 million shares will be issued in the current fiscal year. This will not result in a
change of control.   Complete disclosure will be detailed in a subsequent 8K
filing with the U.S. Securities and Exchange Commission following completion of an audit of the acquisition by Moen and Company schedule for the 4th week of June, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
The following are included by reference:
2.1   03-12-04  Form 8-K Swap of Intangible Assets for Fixed Assets
17.1  04-07-04  Form 8-K GMP Certification, Resignation of Director

The following Exhibits are filed as part of this report:

     15.1    Independent Accountants Review
     31.1    Certification of  REID LI pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002
     31.2    Certification of  ERIC FLETCHER pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002
     99.1    Certification of the Chief Executive Officer and Chief Financial Officer
             pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 18th day of June, 2004, Hubei Pharmaceutical Group, Ltd.

                           By:     /s/ H. Y. Li
                                   -------------------------------
                                   H. Y. (Reid) Li, President, CEO

                                   /s/ E. H. Fletcher
                                   ---------------------
                                   E. H. (Eric) Fletcher