Form 10KSB/A
period 2004-01-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2004-07-12
CIK 1009919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB/A


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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value, OTC-BB

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

Transitional Small Business Registrant Format   Yes  [ ]  No  [X]


Item  13  Exhibits  and  Reports
The following exhibits now required under the Sarbanes-Oxley act were omitted from the original filing on Form 10-KSB and are included herein:

32.1     CERTIFICATION  of  Reid  Li
32.2     CERTIFICATION  of  Eric  Fletcher