Form 10QSB
period 2004-07-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2004-09-22
CIK 1009919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31st, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-25553

HUBEI PHARMACEUTICAL
GROUP LTD.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0419476 (I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY (Address of principal executive office)	10022 (Zip Code)

Registrant’s telephone number, including area code (604) 881-2899

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of September 14th, 2004 was 31,430,635.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

- 1 -

HUBEI PHARMACEUTICAL GROUP LTD. Form 10-QSB For the Quarter Ended July 31st, 204 T A B L E O F C O N T E N T S

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this quarterly report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this quarterly report.

•	the timing, impact and other uncertainties related to pending and future acquisitions by us;

•	the impact of new technologies;

•	the timing, impact and other uncertainties related to the introduction of new pharmaceuticals by ourselves;

•	the timing, impact and other uncertainties related to the introduction of new pharmaceuticals by other manufacturers;

•	changes in laws or rules or regulations of governmental agencies; and

•	currency exchange rate fluctuations.

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on our periodic reports on Forms 10-KSB, 10-QSB and current reports on From 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions. We cannot assure you that projected results will be achieved.

PART I - FINANCIAL INFORMATION
HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2004 and July 31, 2003
(Expressed in US Dollars)
(Unaudited)
	2004	2003
Assets
Current Assets
Cash and cash equivalents (Note 3)	$169,926	$420,751
Accounts receivable	443,971	350
Proceeds receivable from disposal of Joint Venture (Note 4)	200,056	--
Prepaid expenses	243,416	835
Inventory (Note 4 & Note 5)	473,551	542
Travel advance	4,766	4,766
Total current assets	1,535,686	427,244

Property, plant and equipment, at cost (Note 3 & Note 4)	5,008,019	249,911
Less: accumulated depreciation	(124,722)	(370)
Net property, plant and equipment	4,883,297	249,541
Construction in process	101,925	--
Intangible assets (Note 8)	2,941,559	3,567,996
Total Assets	$9,462,467	$4,244,781

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$671,231	$367,784
Loans from related parties (Note 6)	757,028	--
Liabilities for acquisition (Note 1)	1,205,000	--
Short term loans (Note 7)	1,573,000	--
Total current liabilities	4,206,259	367,784
Long term debt (Note 6)	847,000	--
Minority interest in Joint Venture Corporation (Note 14)	1,596,654	3,622,500

Stockholders' Equity

Capital stock
31,430,635 common shares (2003 - 26,084,700) - Par value	31,431	26,085
Additional paid in capital	2,945,677	1,660,751
Advances on proposed subscriptions	--	190,490
Share capital to be issued (Note 1)	2,040,000	--
Contributed surplus	--	(11,379)
Retained earnings (deficit) during development stage (Note 2)	(2,204,554)	(1,611,523)
Cumulative currency translation adjustments	--	73
Total stockholders' equity	2,812,554	254,497

Total Liabilities and Stockholders' Equity	$9,462,467	$4,244,781

Commitments - Notes 1
Going Concern - Note 3(t)
Approved on behalf of the board:

/s/ H. Y. (Reid) Li, Director and Chief Executive Officer

/s/ E. H. (Eric) Fletcher, Director and Chief Financial Officer

HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Statements of Income
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date of
	December 18, 1998	Quarter Ended		Six Months Ended
	To July 31,	July 31,		July 31,
	2004	2004	2003	2004	2003

Revenue	$1,937,809	$1,851,276	$--	$1,937,809	$--
Cost of Good Sold	(1,024,286)	(976,246)	--	(1,024,286)	--
Gross Profit	913,523	875,030	--	913,523	--
General and Administration Costs
Bank charges and interest	142,230	22,013	181	22,161	1,127
Contract cancellation costs	34,000	--	--	--	--
Depreciation - tangible assets	124,722	122,822	370	123,389	370
Depreciation - intangible assets	2,695	2,695	--	2,695	--
Finders' fees	105,475	--	46,100	36,335	55,000
Foreign exchange loss	737	(8,169)	--	(8,169)	--
Investor communications	74,537	21,742	--	44,797	--
Joint Venture organization costs	160,743	--	--	--	--
Management fees	304,036	16,490	40,000	47,540	46,000
Mineral property maintenance
and exploration expenditures	11,201	--	--	--	--
Office expenses	237,902	172,776	6,964	197,471	7,576
Professional fees	333,208	2,569	13,063	28,248	21,452
Salaries and benefits	3,297	(10,459)	--	3,297	--
Stock transfer and filing fees	37,650	425	4,858	425	6,261
Stock-based compensation	25,000	--	--	--	25,000
Travel and promotion	41,087	11,203	16,334	14,640	16,334
Write-off of accounts payable	(230,743)	(160,743)	--	(160,743)	(70,000)
	1,407,777	193,364	127,870	352,086	109,120
Net profit (loss) from operations	(494,254)	681,666	(127,870)	561,437	(109,120)
Abandonment of mineral property	(3,500)	--	--	--	--
Minority interest	(223,608)	(223,608)	--	(223,608)	--
Loss on disposal of HBJV	(423,777)	(423,777)	--	(423,777)	--
Loss on terminated acquisition	(1,059,415)	--	--	--	--
Net profit (loss) for the period	$(2,204,554)	$34,281	$(127,870)	(85,948)	$(109,120)

Basic earnings (loss) per common share		$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per common share		$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic		31,296,129	26,084,700	31,296,129	26,084,700
Diluted		34,737,556	27,008,033	34,737,556	27,008,033

See Accompanying Notes and Independent Accountants' Review Report

HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Statements of Retained Earnings
(Expressed in US Dollars)
(Unaudited)

	Cumulative From
	Inception Date of
	December 18, 1998	Quarter Ended		Six Months Ended
	To July 31,	July 31,		July 31,
	2004	2004	2003	2004	2003

Net profit (loss) for the period	$(2,204,554)	$34,281	$(127,870)	$(85,948)	$(109,120)
Retained earnings (deficit),
beginning of period	--	(2,238,835)	(1,483,653)	(2,118,606)	(1,502,403)
Retained earnings (deficit),
end of period	$(2,204,554)	$(2,204,554)	$(1,611,523)	$(2,204,554)	$(1,611,523)

See Accompanying Notes and Independent Accountants' Review Report

HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Cumulative From
	Inception Date of
	December 18, 1998	Quarter Ended		Six Months Ended
	To July 31,	July 31,		July 31,
	2004	2004	2003	2004	2003
Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$(2,204,554)	$34,281	$(127,870)	$(85,948)	$(109,120)
Items not requiring use of cash
Depreciation - tangible assets	124,722	122,822	370	123,389	370
Depreciation - intangible assets	2,695	2,695	--	2,695	--
Minority interest		223,608		223,608
Loss on disposal of HBJV		423,777		423,777
Stock issued for bonus	10,000	--	--	--	--
Stock issued for finders' fees	18,395	--	--	6,499
Stock issued for consulting fees	515,000	--	16,895	--	56,895
Stock issued for the Joint Venture	22,000	--	19,000	--	22,000
Stock issued for debt	131,577	--	--	--	(120,000)
Cumulative currency translation adjustments	--		73	--	73
Changes in non-cash working capital items
Prepaid expenses	(146,050)	192,567	(835)	192,410	(835)
Inventory	(284,131)	(284,131)	(542)	(284,131)	(542)
Accounts receivable	(266,383)	(266,383)	(350)	(266,383)	(350)
Proceeds receivable from
disposal of JV	(200,056)	(200,056)	--	(200,056)	--
Travel advance	(4,766)	--	(4,766)	--	(4,766)
Joint venture organization cost payable	--	(160,743)	--	(160,743)	--
Accounts payable	411,288	164,713	229,213	274,069	226,307
Net cash derived from operating activities	(1,870,263)	253,150	131,188	249,186	70,032
Financing activities
Capital stock issued for cash	2,280,136	--	366,949	401,588	366,949
Contributed surplus	--		(11,379)	--	(11,379)
Loans from related party	456,312	559,917	--	451,074	--
Short term loan	943,800	943,800	--	943,800	--
Long term debt	508,200	508,200	--	508,200	--
Advances on proposed subscriptions	--	--	(74,580)	(22,000)	190,490
Net cash provided by financing activities	4,188,448	2,011,917	280,990	2,282,662	546,060
Investing activities
Fixed assets purchased	(3,057,268)	(3,048,380)	(8,411)	(3,048,380)	(8,411)
Deferred charges	--	--	(186,996)	--	(186,996)
Construction in progres	(61,155)	(61,155)	--	(61,155)	--
Advance to the joint venture	--	547,449	185,050	547,449	--
Investment in joint venture	--	(145,777)	--	(145,777)	--
Intangible assets	(923,294)	(923,294)	--	(923,294)	--
Acquisition of interest in joint venture	1,882,341	1,235,623	--	1,234,955	--
Net cash (used in) investing activities	(2,159,376)	(2,395,534)	(10,357)	(2,396,202)	(195,407)
Cash and cash equivalents,
increase (decrease) during the period	158,809	(130,467)	401,821	135,646	420,685
Cash and cash equivalents,
beginning of period	--	289,276	18,930	23,163	66
Cash of subsidiary at date of acquisition	11,117	11,117	--	11,117	--
Cash and cash equivalents,
end of period	$169,926	$169,926	$420,751	$169,926	$420,751

See Accompanying Notes and Independent Accountants' Review Report

HUBEI PHARMACEUTICAL GROUP, LTD.
Notes to Consolidated Financial Statements
July 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.      ORGANIZATION AND NATURE OF BUSINESS

Hubei Pharmaceutical Group, Ltd. (“the Company”) was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, Inc. and changed its name to Pan Asia Communications Corp. In the exploration stage, the Company was engaged in the acquisition, exploration and development of mineral properties and is now in the pharmaceutical business. Effective April 2, 2003, the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group, Ltd. and consolidated its capital on a 10 old for 1 new basis.

Effective on July 31, 2004, the Company entered into an Agreement to sell its 57.14% controlling interest in the HBJV and the result of this disposition is a loss of $423,777 recorded in the quarter ended July 31, 2004.

By agreement dated May 26th, 2004 Hubei Pharmaceutical Group Ltd. to agree to acquire the majority partners 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) through issuance of 1,600,000 common shares at a deemed price of $0.68 per share following completion of an independent audit, and the issuance of an additional 1,400,000 common shares at a deemed price of $0.68 per share (share capital to be issued is calculated of $2,040,000 for total 3,000,000 common share at $0.68 per share) after a license has been obtained for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction with $220,000 thereof having been paid as a refundable deposit on or about June 3rd, 2004. The statement of income includes operations of the subsidiary for the months of June and July 2004. Assets and liabilities of subsidiary at the date of acquisition are as follows:

Assets	$7,377,047
Liabilities	$3,944,431
Equity	$3,432,616
Minority interests - 40% of above	$1,373,046

Computation of Goodwill
Equity in subsidiary at date of acquisition	$3,432,616
Deduct: Minority interests - 40%	(1,373,046)
Net Equity for parent	2,059,570
Purchase Consideration
1,600,000 common shares at a price of $0.68 per share	1,088,000
Debt on acquisition	1,425,000
2,513,000
Goodwill at date of Acquisition	$453,430

In addition to the above, the new licenses of Benda are acquired by the issuance of 1,400,000 common shares at a price of $0.68 per share for a purchase price of $952,000.

Note 2.       DEVELOPMENT STAGE ACTIVITIES

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No.7. Also, all losses accumulated since inception has been considered as part of the Company’s development stage activities.

Note 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Benda. The 40% interest in the Benda owned by two principal owners is shown as a minority interest in the consolidated financial statements. All inter-company transactions and inter-company balances have been eliminated.

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

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. (Note 13(b) Income Tax - The United States, below)

Income Tax Exemptions and Reductions, relating to operation of the joint venture corporation in China are disclosed in Note 13(a) Income Tax Exemptions and Reductions - China, below.

(f)	Stock Based Compensation

SFAS No. 123, “Accounting for stock-based compensation” permits the use of either a “fair value based method” or the “intrinsic value method” defined in Accounting Principles Board Opinion 25, “Accounting for stock issued to employees” (APB 25) to account for employee stock-based compensation arrangements.

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - “Accounting for Stock Based Compensation”.

No disclosures relating to stock based compensation have been included with the accompanying consolidated balance sheet, as all stock options were granted to directors and employees at exercise prices that were the same as or excess of the fair market value of the Company’s common stock at the date of the grant. (See Note 10 -- Summary of Options outstanding, below.)

Note 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(g)	Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying consolidated financial statements. The corporation’s policy is to recognize the costs of compensated absences when paid to employees.

(h)	Net Profit (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common share owners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

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

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position in these financial statements.

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
The gain or loss on the of foreign currency financial statements is reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on re-measurement from the recording currency are recognized in current net income.
Gains or losses from foreign currency transactions are recognized in current net income.
Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

Note 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the period.

(m)	Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.

During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

(n)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, proceeds receivable from disposal of Joint Venture, prepaid expenses, current liabilities, none of which are held for trading purposes.

It is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values.

(o)	Segmented Information

The Company’s identifiable assets as are located in the following countries:

July 31, 2004	Canada	China	Total
Current assets	$240,028	$1,295,658	$1,535,686
Net fixed assets	6,421	4,876,876	4,883,297
Construction in process		101,925	101,925
Other assets		3,161,559	3,161,559
Total assets	$246,449	$9,436,018	$9,682,467

July 31, 2003	Canada	China	Total
Current assets	$331,441	$95,803	$427,244
Net fixed assets	7,040	242,501	249,541
Other assets	160,743	3,407,253	3,567,996
Total assets	$499,224	$3,745,557	$4,244,781

Note 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(p)	Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

Computer	-	30% per annum on the declining balance
Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis

July 31, 2004
		Accumulated	Net Book
	Cost	Amortization	Value
Buildings	$1,902,100	$(19,021)	$1,883,079
Manufacturing equipment	3,097,031	(103,234)	2,993,797
Computer	8,888	(2,467)	6,421
Total assets	$5,008,019	$(124,722)	$4,883,297

(q)	Direct Write-Off Method Used to Record Bad Debts

The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

(r)	Classification of Accounts Receivable with Credit Balances

Accounts receivable with credit balances have been included as a current liability in “Accounts Payable” in the accompanying balance sheet.

(s)	Company’s Future Operations are Dependent on Foreign Operations

The Company’s future operations and earnings will depend on the results of the Company’s operations in the People’s Republic of China. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulation. Because the Company is dependent on international operations, specifically those in the People’s Republic of China, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on the transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(t)	Going Concern Issues

The Company and its subsidiary will need additional funds to meet the obligations until sufficient cash flows are generated from production to sustain operations and to fund future obligations. The parent plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the parent can complete other transactions in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

Note 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(u)	Goodwill

Goodwill is not amortized but will be tested for impairment on an annual basis, or more frequently if events and circumstances change, in accordance with FAS-142.

Note 4.     JOINT VENTURE AND BASIS OF PRESENTATION

Effective on July 31, 2004, the Company entered into an Agreement to sell its 57.14% controlling interest in the HBJV. The salient points are as follows:

(a)	The Company has invested a total of $278,000 into HBJV. The gross proceeds from sale, return of cash and recapture of expenses through reduction of accounts payable will be approximately $363,000. The selling price to Sanli is 980,000Yuan RMB, approximately equivalent to $118,000. An additional 680,000 Yuan, previously recorded as $82,056 held in trust by the court pursuant to litigation with a plaintiff who has subsequently been convicted on criminal charges is expected to be released in a related civil suit and will be returned to the company. Accordingly, the proceeds receivable form disposal of Joint Venture is $200,056 ($118,000+$82,056) is recorded in these financial statements. Credit notes will be issued resulting in recapture of expenses totaling 1,330,560 Yuan previously recorded as accounts payable totaling $160,743.

(b)	Fixed assets in the form of plant and equipment valued at $2,702,757 prior to depreciation together with all un-depleted inventories originally contributed by the minority partner at a value of $678,243 will removed from the consolidated balance sheet. The company is released from its agreement to invest a total of 40,000,000 Yuan, approximately equivalent to $4,800,000.

(c)	The effective date for the transfer, once all licensing and re-registration has been completed, is recorded as July 31, 2004.

Note 5.      INVENTORY

Inventories of $473,551 are stated at the lower of cost (first-in, first-out) or market (net realizable value) at July 31, 2004, as disclosed in these financial statements.

Note 6.      RELATED PARTY TRANSACTIONS

The Company acquired $8,888 (CAD$9,180.18) of new computers and printers from a company related to a Director during the year ended January 31, 2004.

Managements fees of $47,540 (2003 - $46,000) were paid to Directors of the Company for the six month period ended July 31, 2004.

The balance of loans, disclosed in current liabilities at July 31, 2004, from related parties is $757,028 at July 31, 2004, of which $751,790 was borrowed from former parent company of Benda and negotiations are in progress to obtain a long term deferment of payment of this account. The loans are unsecured, non interest bearing with no specific terms of repayment.

The long term debt of $847,000 at July 31, 2004 is payable to previous owners of Benda, who are 40% minority interest owner of Benda at July 31, 2004. Payment of this debt is deferred and the debt is non-interest bearing and is unsecured.

Note 7.    SHORT TERM LOANS

The subsidiary, Benda, has borrowed short term loans from banks. The terms of these short term loans are summarized as follows:

		Interest Rate	Maturity	Borrowing
	Principal	(Per annum)	Date	Date
Bank of China, City of Guangshui	$605,000	5.31%	9/13/2004	9/13/2003
Bank of China, City of Guangshui	363,000	5.31%	11/25/2004	12/1/2003
Credit Union of Agriculture, City of Guangshui	363,000	6.30%	1/24/2005	7/24/2003
Credit Union of Agriculture, City of Guangshui	242,000	8.10%	2/24/2005	2/24/2004
Balance at July 31 31, 2004	$1,573,000

The abovementioned loans from Credit Union of Agriculture, totaling $605,000 are secured by the assets of the subsidiary, Benda.

Note 8. INTANGIBLE ASSETS

Intangible assets of $1,536,129 as at July 31, 2004 are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets
Right of use of land	$646,877	(2,695)	644,181
Unamortized intangible assets
Drug Permits & Licenses
- licenses at date of acquisition	891,947		891,947
- licenses acquired by issuance
of shares by parent	952,000		952,000
	1,843,947	0	1,843,947
Goodwill (Note 1)	453,430	0	453,430
	$2,944,254	$(2,695)	2,941,559

(a)	Management has determined there is no impairment of drug permits and licenses, and goodwill at July 31, 2004.

(b)	Goodwill is recorded at purchase cost amount as the Company is expected to yield the capitalized amount of profit at cost equivalent to the goodwill purchase price.

(c)	The Cost of right of use of land of $646,877 has been amortized over 40 years. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Note 8. INTANGIBLE ASSETS - Continued
For the Year Ended January 31	Estimated Amortization Expense
2005	$16,172
2006	$16,172
2007	$16,172
2008	$16,172
2009	$16,172

Note 9.     PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at July 31, 2004, for pension, post employment benefits or post-retirement benefits. The company does not have a pension plan.

Note 10.        WARRANTS OUTSTANDING

Warrants to purchase up to 1,716,427 shares of common stock are outstanding at July 31, 2004. The details are as follows:

Summary of outstanding warrants:

Shares
Warrant Exercise Terms	Available
At $0.80 before July 31st, 2004 or $1.50 before July 31st, 2005	728,999
At $0.80 before November 14th, 2004 or $1.50 before November 14th, 2005	301,300
At $0.80 before February 13th, 2005 or at $1.50 before February 13th, 2006	99,928
At $0.80 before March 13th, 2005 or at $1.50 before March 13th, 2006	150,000
At $0.90 before April 2nd, 2005 or at $1.50 before April 2nd, 2006	436,200
Total warrants outstanding as at July 31, 2004	1,716,427

Note 11.        STOCK OPTION PLAN

Stock Options Granted to Directors

On August 21st, 2003, the Company passed resolutions to grant stock options to purchase 750,000 shares of common stock at a price of $0.22 to its president, Reid Li and 500,000 shares of common stock at a price of $0.22 to its corporate secretary, Eric Fletcher. The options have fixed terms and shall expire on August 20th, 2008. On the date of stock options granted, the fair market value of the Company’s common stock is $0.20 per share.

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

Note 11.     STOCK OPTION PLAN (cont’d)

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

The Board of Directors (the “Board”) and the Compensation Committee (the “Committee”) of the Company are authorized under this Plan to enter into any type of arrangement (“Grant” or “Award”) with a Participant that is not inconsistent with the provisions of this Plan and that, by its terms, involves or might involve the issuance of shares of the Company’s $0.001 par value common stock (the “Stock”) or a derivative security.

(b)	Amount of Stock

The aggregate number of shares of Stock which may be purchased pursuant to the exercise of Awards shall be 3,000,000 shares of Stock. Of this amount, the Board or the Committee shall have the power and authority to designate whether any options so issued shall be the options which meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”) or not ISOs (“NSOs”). If an Award ceases to be exercisable, in whole or in part, the shares of Stock underlying such option shall continue to be available under this Plan.

(c)	Eligible Persons

With respect to ISOs, an eligible person means any individual who has been employed by the Company or by any subsidiary of the Company for a continuous period of at least thirty days; or with respect to all other forms of Awards, an eligible person means (i) any individual who has been employed by the Company or by any subsidiary of the Company, for a continuous period of at least sixty days, (ii) any director of the Company or any subsidiary of the Company (iii) any member of the Company advisory board or of any of the Company’s subsidiary(ies), or (iv) any consultant of the Company or by any subsidiary of the Company.

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

In granting ISO’s under this Plan, the Board or the Committee shall make a good faith determination as to the fair market value of the Stock at the time of granting the ISO.

(g)	No Guarantee of Employment and Non-transferability

Nothing in this plan or in any writing granting an Award will confer upon any eligible person the right to continue in the employ of the eligible person’s employer, or will interfere with or restrict in any way the right of the eligible person’s employer to discharge such eligible person at any time for any reason

Note 11.        STOCK OPTION PLAN (cont’d)

Employee Stock Option Plan (cont’d)

whatsoever, with or without cause. No Award granted under the Plan shall be transferable other than by will or by the laws of descent and distribution.

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

A summary of options outstanding as at July 31, 2004 is as follow:

Options granted	Shares	Exercise Price
		Expire date: Aug.20, 2008
Reid Li, President	750,000	$0.22
Eric Fletcher, Secretary	475,000	$0.22
Howard Milne/HDM Capital Inc.	500,000	$0.50
	1,725,000
(1) If the expiry date for the warrant falls on a weekend or Statutory holiday the date will be extended to close of business on the next business day.

Note 12.      GENERAL AND ADMINISTRATION COSTS

Six Month Period
Office expenses	Ended July 31, 2004
Administration expenses	$98,390
Property and business tax	6,316
Utilities	18,779
Insurance	3,729
Repairs and maintenance	66,022
Rentals	4,235
Income tax provision	$197,471

Note 13.      INCOME TAX

(a)	Income Tax Exemptions and reductions - China

The Chinese government provides a special tax incentive to encourage foreign investment. Benda is a joint venture company and one of the investors is an American company thereby qualifying the joint venture for special income tax treatment under the provision. Benda will be exempt from tax for the first two years and then benefit from a 50% reduction in income tax for a further three years. The corporate income tax rate, before the reduction, is currently 33% of taxable income.

Note 13.     INCOME TAX - Continued

(b)	Income Tax - The United States

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:
	July 31,
	2004	2003
Provision (Benefit) at the statutory tax rate	$(1,790)	$38,192
Increase in valuation allowance	1,790	(38,192)
Income tax provision	$--	$--

Realization of the net deferred tax asset is dependent on the Company’s ability to generate taxable earnings in the future. The Company has $2,204,554 of net operating losses carried forward as at July 31, 2004.
Note 14.     MINORITY INTEREST

The parent company theory is used almost exclusively in practice for disclosing minority interests in a consolidated balance sheet. Under the parent company theory, minority interests are not considered part of stockholders’ equity and are disclosed in the consolidated balance sheet between the liability section and the stockholders’ equity section.

The Company owns a majority interest of 60% in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) two principal owners own a minority interest of 40% in Benda. The two principal owners’ interest of $1,596,654 investment in Benda is disclosed as the Minority Interest in the consolidated balance sheet. The joint venture corporation has not commenced operating activities; therefore, the statement of operations does not show any adjustment of the joint venture corporation.

Minority interest at date of acquisition	$1,373,046
Add: Minority interest of income for quarter ended July 31, 2004	223,608
Minority interest at July 31, 2004	$1,596,654

MOEN AND COMPANY CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Stockholders
HuBei Pharmaceutical Group, Ltd.
(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of HuBei Pharmaceutical Group, Ltd. (A Nevada Corporation) as of July 31, 2004 and July 31, 2003, and the related Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders’ Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these Consolidated Financial Statements is the representation of HuBei Pharmaceutical Group, Ltd.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the Consolidated Financial Statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying Consolidated Financial Statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

“Moen and Company”

(“Signed”)

Chartered Accountants

Vancouver, British Columbia, Canada
September 15, 2004

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

This Management Discussion and Analysis focuses on key information drawn from the consolidated financial statements of Hubei Pharmaceutical Group Ltd. for the six months ended July 31st, 2004, and pertains to known risks and uncertainties relating to its businesses. It should not be considered all-inclusive, as it excludes changes that may occur in general economic, political, and environmental conditions. This discussion regarding the financial condition and results of operations for the three and six months ended July 31st, 2004, should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements of Hubei Pharmaceutical Group Ltd. set forth in Part I of this report. The reader’s attention is also draw to the cautionary note regarding forward looking statements appearing as page of this report.

RECENT EVENTS
In and subsequent to the second quarter the company entered into material agreements to acquire and to dispose of joint venture interests with effective dates occurring in the second quarter and reflected in the consolidated financial statements included with this report. The changes reflect management’s ongoing analysis of risk versus return and an assessment by the company regarding where resources are best allocated to maximize returns and minimize dilution with respect to it’s fund raising efforts as it moves towards revenues and profitability.

RESULTS OF OPERATIONS
The company realized a net operating profit of $681,666 for the quarter ended July 31st, 2004. The operating profit was generated for the partial quarter during which the company participated in its most recently acquired joint venture. In the corresponding period in the prior year, and in all periods prior to that, the company reported losses having unsuccessfully pursued exploration and development of mineral properties and other ventures prior to a change of direction and change in its board of directors early in the 2003 fiscal year. The reader is cautioned that results for the quarter included a recapture of previously recorded operating expenses totaling $160,743 which should not be expected to recur in subsequent periods. As a result, a more conservative assessment may be to consider only the net operating profit of $520,023 generated by the joint venture for the partial quarter.

ACQUISITION AND DISPOSAL OF ASSETS
Acquisition - During the quarter, the company acquired a 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. for cash, some off which is due on a schedule in the current and subsequent fiscal year, and for restricted stock to be issued at a price of $0.68 upon completion of the independent audit and upon licensing of one of several new Biotech pharmaceuticals. Additional details regarding the acquisition are available in the Consolidated Balance Sheet included herein, in Note 1 to the financial statements included herein, in the financial statements filed with the Securities and Exchange Commission on Form 8K September 7th, 2004 and in the English translation of the acquisition agreement included herein as Exhibit 10.1. The readers attention is drawn to significant differences between the consolidated balance sheet as at April 30th, filed with Form 8K on September 7th and the consolidated balance sheet included herein as at July 31st, 2004 particularly with respect to a reduction in total assets resulting from the disposal of another joint venture covered in the next paragraph and recording of the acquisition of the new joint venture. It is strongly suggested to the reader that the consolidated balance sheet as at July 31st, 2004 presents a much clearer picture of the company following the acquisition and disposal than does the consolidated statement dated April 30th, 2004.

Operating revenues included in the current income statement were derived solely from the new joint venture which is only in partial production and included only the two months during which the company owned its interest in the Joint venture in accordance with the acquisition agreement. These revenues were derived from production in a joint venture owned manufacturing facility that produces pharmaceuticals in injectable form. Construction of a second joint venture owned facility that will produce pharmaceuticals in other forms including tablets, capsules and oral liquids is nearly completed. Upon completion and GMP certification it will be used to commercialize additional pharmaceutical licenses owned by the joint venture as well as to produce and introduce to the market several new Biotech pharmaceuticals owned by the joint venture for which patents and/or production licenses are pending.

Disposal - Subsequent to but with an effective date at the end of the quarter ended July 31st, 2004 the company disposed of its 57.14% interest in Hubei Pharmaceutical Co. Ltd. This transaction resulted in recovery of cash in the form of accounts receivable and recapture of previously recorded operating expenses in the form of credit notes against accounts payable. In total the accounts receivable and credit notes exceed the company’s investment to date; however, as a result of other non-cash items, a terminal loss on disposal of $423,777 was recorded with respect to the transaction. Additional

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS - Continued

details regarding the disposal are available in the Consolidated Balance Sheet included herein, in Note 4 to the financial statements included herein, in Form 8K filed with the Securities and Exchange Commission September 14th, 2004 and in the English translation of the disposal agreement included herein as Exhibit 10.2. When reviewing the financial statements filed with Form 8K on September 7th with respect to the acquisition outlined in the preceding paragraph, the reader is cautioned to take into consideration the effect of this disposal, particularly with respect to assets included within the pro forma consolidated balance sheet as at April 30th, 2004 prior to this disposal wherein total assets of $11,578,035 are reported. The readers attention is draw to a reduction in total assets by $2,115,568 to $9,462,467 as reported on the Consolidated Balance Sheet included herein representing the financial status of the company on July 31st, 2004 following the effective date of the disposal. The company is also released from a commitment to invest a total of approximately $4.8 million dollars and to issue 15,000,000 common shares on a schedule proportional to the attainment of $15,000,000 dollars in revenue; the effects of which are consider to be significantly anti-dilutive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-noted items, are reasonable. The reader is directed to Note 3 in the notes to the consolidated balance sheets included herein for specific information regarding principals of consolidation, treatment of minority interests, income taxes, stock based compensation, impairment of long-lived assets, foreign currency translation and other significant polices with respect to the preparation of the company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The company reported current assets of $1,535,686 and current liabilities of $4,206,259 on its consolidated balance sheets as at July 31st, 2004 resulting in a working capital deficit of $2,670,573 provided for in part by short term loans with maturity dates ranging from September 13th, 2004 to February 24th, 2004 through two banks in China (see details in Note 7 to the consolidated balance sheets) and in part by the party from whom the company purchased it interest agreeing to provide terms. The company is negotiating to restructure the bank debt over a longer term and has, in the interim, subsequent to the end of the quarter, renegotiated the earliest maturity date to the end of the current calendar year.

The company has negotiated with Hubei Benda Science & Technology Development Co. Ltd. (BendaS&T), from whom it purchased its interest in the most recently acquired joint venture, to provide additional working capital for the joint venture by borrowing the funds paid, and to be paid to BendaS&T as part of the acquisition price, as a five year, non interest bearing loan to the joint venture. Accordingly, funds advanced to BendaS&T to date have been paid directly to the joint venture and recorded as a loan payable to BendaS&T and, as additional funds are paid to BendaS&T the effect will be to reduce short term liabilities, increasing working capital by an equivalent amount.

The company will need additional funds to retire the account payable to BendaS&T with respect to the acquisition. Both the company and the joint venture subsidiary will require additional funds to meet obligations until sufficient cash flows are generated from production to sustain operations and fund future obligations. The company plans to generate the additional cash needed though the completion of additional equity, debt, or joint venture transactions. There can be no assurance; however, that it can complete other transactions in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. For these and other reasons there is considerable risk associated with investing in the company’s securities and any such investment must be considered speculative.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS - Continued

PLAN OF OPERATION
Management is working to secure additional financing to provide for current operations and growth. The attainment of significant profits in the second quarter is considered a milestone and expected to have a significantly positive effect on our ability to attract funding.

Subject to the provision of additional working capital, joint venture management has prepared an operating plan and conservative timetable for implementation. The company hopes to advance the time table by securing additional financing within several weeks of filing this report and believe that this maybe best done through convertible debt to provide incentive to an investor while allowing time for the market to react to reported and projected earnings thus reducing dilution. Concurrent with this the company will file documents with the SEC and several US States to enter into discussions with or accept initial funding from accredited investors who have approached the company expressing interest. We will also continue to work with offshore investors who have supported us with smaller private placements in the past and are expected to express interest in providing additional financing now that the company is reporting profits.

Brief History - Our recent acquisition of a controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (BendaJV) represents the culmination of close to a years work by our team in China. It also reflects our creative foray into Biotech. Our original acquisition strategy called for assembling a solid foundation on which to grow based upon a range of low risk patented and generic pharmaceuticals with established markets. At the same time we saw opportunities similar to those present in the Western world for pharmaceuticals to treat diabetes, certain types of advanced dementia, cancer and other diseases associated with an aging population, obesity and a more stressful lifestyle. We believed there would be opportunities to supplement the product base by licensing or acquiring an interest in products nearing the end of their development cycle at a fraction of the cost associated with new biotech development and without the risks associated with commencing long term research and development projects in an extremely dynamic market with statistics favoring failure, rather than success, at achieving a commercialized license. We initially set out looking only for intangibles to produce in, or sell through, the facilities of our earlier acquisition; however, in the process of doing so we recognized there were opportunities for the company to lever its equity to strengthen its position and to build upon its presence in the region taking advantage of higher quality opportunities than had been previously available to us.

BendaJV fits well into our overall strategy. It has a successful legacy dating back into the mid 1970's and has operated as a private enterprise since 2001. The owner/managers have proven themselves in a privatized, entrepreneurial environment, and are an essential part of ongoing operations providing continuity of a successful management team and other resources. The joint venture ranks about seventh overall in China in the production of small format injectables and is expected to be the largest producer in Central China once current renovations and increases to production capacity are completed. We have initially purchased an interest in the dosage division and will also be acting as sales agent domestically and internationally for the BendaS&T bulk products division still owned by the minority partners. There are many opportunities to expand the scope of the joint venture to include some or all of the partners’ other interests as funding allows. In addition to a production and distribution base of 79 high-tech pharmaceutical products in injectable forms, the new joint venture expects, in its first year of operation, to complete patenting and production licensing of several biotech pharmaceuticals in other forms to be used in the treatment of Cancer and Diabetes. Construction of new production facilities for the additional forms is nearly complete and GMP certification of the facility is expected to be completed in the fourth quarter after which the company will apply for a production license for the diabetes product. Testing has been completed and a patent applied for on the Yanlong Anticancer Oral Liquid(tm). This represents the culmination of years of research by our chief scientist, Dr. Li Yan, himself an internationally published and recognized authority on the morphology of certain tumors.

Although we have not acquired the bulk division from Benda Group, HBBendaJV does act as its sales agent. Finished and/or bulk products are currently exported to England, Pakistan, India, South Africa and Singapore. BendaS&T has actively pursued development of the export markets throughout the last decade and maintains close cooperative relations with several of the leading multi-nationals. The additional visibility arising from the association with the public company and its investor relations effort brings in new inquiries every week or so from around the world and with them opportunities to develop new relationships and to tender supply of additional products. Although the domestic market provides the largest and most expeditious opportunities for rapid growth, international sales and production contracts are a key part of our overall strategy and may provide addition opportunities as we complete the patent and licensing processes for some of our new biotech products. BendaS&T is the largest producer and second larger seller of Ribavirin in China and is

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS - Continued

seeking US FDA certification for it as a bulk pharmaceutical product. Ribavirin is a systemic antiviral sold under the brand names Copegus®(1),and Rebetol®(2) in the United States, under the brand name Virazol®(3) in United States and Canada and as Tribavirin in the United Kingdom and other parts of the world. It is used to treat severe viral pneumonia in infants and young children and, in combination with other agents such as Interferon alfa-2b or Peginterferon alfa-2b, to treat a viral liver infection known as hepatitis C. Once approved it may serve as a lead product and basis for a North American presence from which to explore and develop additional opportunities at an accelerated pace. It will almost certainly push BendaS&T over the top to become the largest producer of Ribavirin in China and produce additional revenue for BendaJV as its sales agent. Management is very enthusiastic about the future of Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. and its impact on our long term success.

(1) Copegus is a registered trademark of Roche Laboratories Inc, Nutley, New Jersey
(2) Rebetol is a registered trademark of Schering Corporation, Kenilworth, New Jersey
(3) Virazol is a registered trademark of Valeant Pharmaceuticlas International, CostaMesa, California

Certification of New Production Facilities - Construction of modern facilities for the production of pharmaceuticals in solid and oral solution forms is largely completed. The company hopes to achieve GMP certification of the new solid preparation and oral solution lines by December 10th and to begin commercialization of 40 existing pharmaceutical licenses in these forms.

Optimization of Existing Facility - The joint venture owns and operates one of the largest small form injection facilities in Central China. This facility was recently modernized and is not yet operating anywhere near full capacity although the company believes that demand for the products is there to support this. The target, through staff training, additional staffing and incentive systems is to reach average production of 17,000 ampoules per hour on each of six production lines, and then to implement two shifts per day to reach a small-form injection capacity of 1.3 to 1.5 million ampoules per day. Concurrent with this, additional machinery will be added to support increasing the production capacity to 2 million ampoules per day.

Introduction of New Products
Several new pharmaceuticals are being added to production in the injection facility. Xeujing is a new type of Hemostatic that is more effective than the traditional L-glycine prescribed in the past has recently been licensed for production and is also listed in the state basic drug catalog providing for coverage as part of the state health care plan. There is strong demand and it is expected to contribute significantly to profitability as the sales channels for it are established. Shuzheng-B is a new anti-inflammatory vitamin used in the treatment of skin and mucous membrane inflammation resulting from Vitamin B2 deficiency. Official statistics show an annual market demand of approximately $125 million dollars for this type of anti-inflammatory which is also covered by most health care plans. Shusai-A is a highly effective non-traditional natural anesthetic used during post-operative care and favored over addictive alternatives by many hospitals.

Near Term Projections
Results from the joint venture operation for the final two months of the quarter were gross revenues of approximately 1.85 million dollars with operating profits slightly in excess of a half million dollars. Exact timelines for expansion of production capacity in the injection plant and certification of the solid and oral liquid plant are difficult to project in this early stage during which developments are occurring rapidly and we are dependent upon regulatory approval; however, management have a high level of confidence that projections for the first partial calendar year of joint venture operations will be obtained. For the period June 2004 through December 2004 the BendaJV plan of operation calls for gross revenues of 60 million Yuan, approximately equivalent to 7.3 million dollars with net pre-tax profits of 10 million Yuan, approximately equivalent to 1.2 million dollars. Accordingly, and adjusting for the interim results already reported, we anticipate revenues of approximately 5.5 million dollars and pre-tax profits of approximately $700,000 for the months August through December constituting the Company’s third and partial fourth quarters. The company is investigating adjusting its fiscal year end to bring the company’s fiscal quarters in line with calendar fiscal quarters mandated for use in China.

ITEM 3 - CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our procedures and controls designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, are recorded, processed and reported within the time periods prescribed by the SEC rules and regulations.

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

With respect to internal control over financial reporting, our Chief Executive Officer is fully bilingual and stationed in China overseeing the company’s interest in the operating Joint Venture. The joint venture’s CEO, Mr. Charles Wan and its CFO Mr. Jack Jiang are highly qualified, experienced professionals. In July, the joint venture board of directors, including our CEO, Mr. Reid Li, convened several meetings to review and approve all internal procedures and procedure manuals including accounting and financial procedures, management accountability and reporting. Mr. Li then discussed the procedures at length with our CFO in North America, Mr. Fletcher, responding to any requests for clarification. Although China is moving toward generally accepted accounting principals consistent with those used in the United States, there are still some differences particularly with respect to the treatment of non cash items. The company’s independent accountants are bilingual and available to assist with recommendations regarding presentation in conformity to US GAAP and do review the company’s statements each quarter with respect to conformity. Mr. Fletcher has suggested that, as the company grows, it may wish to consider employing a bilingual CFO in North America or, as an alternative, that it consider adding a bilingual member to its audit committee at such time that one is formed.

Required certifications by the CEO and CFO are attached to this report as exhibits 31.1 and 31.2. This Controls and Procedures section of the report deals with information concerning the Evaluation referred to in the certifications and should be read in conjunction with them to develop a more complete understanding of what is presented. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that these controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. There have been no changes to our internal controls during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect this..

PART 2 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
Nothing to report

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Nothing to report

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
Nothing to report

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Nothing to report

ITEM 5 - OTHER INFORMATION
Nothing to report

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit	Description of Exhibit

10.1	Acquisition Agreement - 60% Joint Venture Interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (English form of Chinese Agreement) (2)

10.2	Disposal Agreement - 57.14% Joint Venture Interest in Hubei Pharmaceutical Co. (English form of Chinese Agreement) (2)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

b) Reports on Form 8-K

Date	Description
07SEP04	Audited Statements and Details Regarding Acquisition of 60% Controlling Interest in Sino-American Joint Venture Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (1)

14SEP04	Disposal of 57.14 Interest in Sino American Joint Venture Hubei Pharmaceutical Co. (1)

(1)	Incorporated by reference

(2)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 16th day of September, 2004, Hubei Pharmaceutical Group, Ltd.

By:	/s/ H. Y. Li
H. Y. (Reid) Li, President, CEO

/s/ E. H. Fletcher
E. H. (Eric) Fletcher, Secretary, CFO

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1	Acquisition Agreement - 60% Joint Venture Interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (English form of Chinese Agreement) (2)

10.2	Disposal Agreement - 57.14% Joint Venture Interest in Hubei Pharmaceutical Co. (English form of Chinese Agreement) (2)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference

(2)	Filed herewith.

