Form 10QSB
period 2004-10-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2004-12-13
CIK 1009919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31st, 2004

or

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

HUBEI PHARMACEUTICAL GROUP LTD. Form 10-QSB For the Quarter Ended October 31st, 204 T A B L E O F C O N T E N T S

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

PART I - FINANCIAL INFORMATION
HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	October 31,	January 31,
	2004	2004
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents (Note 3)	$412,253	$243,804
Accounts receivable	374,805	--
Proceeds receivable from disposal of Joint Venture (Note 4)	118,000	--
Prepaid expenses	931,596	352,278
Inventory (Note 4 & Note 5)	648,887	678,785
Travel advance	4,766	--
Total current assets	2,490,307	1,274,867
Cash restricted as to use by court order	82,056	82,056
Property, plant and equipment, at cost (Note 3 & Note 4)	5,245,191	2,975,487
Less: accumulated depreciation	(393,517)	(1,333)
Net property, plant and equipment	4,851,674	2,974,154
Deferred charges	--	78,492
Construction in progress	217,775	--
Goodwill and other Intangible assets (Note 8)	2,912,951	--
Total Assets	$10,554,763	$4,409,569
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$905,126	$303,202
Loans from related parties (Note 6)	757,028	--
Liabilities for acquisition (Note 1)	1,205,000	--
Short term bank loans (Note 7)	1,573,000	--
Total current liabilities	4,440,154	303,202
Long term debt (Note 6)	847,000	--
Minority interest in Joint Venture Corporation (Note 14)	1,902,210	3,622,500

Stockholders' Equity

Capital stock
32,036,885 common shares (January 31, 2004 - 30,744,507) - Par value	32,037	30,745
Additional paid in capital	3,167,571	2,538,276
Advances on proposed subscriptions	--	22,000
Share capital to be issued (Note 1)	2,040,000	--
Contributed surplus	--	12,075
Retained earnings (deficit) during development stage (Note 2)	(1,874,209)	(2,118,606)
Cumulative currency translation adjustments	--	(623)
Total stockholders' equity	3,365,399	483,867

Total Liabilities and Stockholders' Equity	$10,554,763	$4,409,569

Commitments - Note 1
Going Concern - Note 3(t)
Approved on behalf of the board:

/s H. Y. (Reid) Li                          , Director and Chief Executive Officer

/s E. H. (Eric) Fletcher                 , Director and Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Statements of Income
(Expressed in US Dollars)

	Cumulative From
	Inception Date of
	December 18, 1998	Quarter Ended		Nine Months Ended
	To October 31,	October 31,		October 31,
	2004	2004	2003	2004	2003

Revenue	$4,000,672	$2,062,863	$--	$4,000,672	$--
Cost of Good Sold	(2,040,950)	(1,016,664)	--	(2,040,950)	--
Gross Profit	1,959,722	1,046,199	--	1,959,722	--
General and Administration Costs
Bank charges and interest	166,795	24,565	325	46,726	1,452
Contract cancellation costs	34,000	--	--	--	--
Depreciation - tangible assets	157,596	32,874	370	156,263	740
Depreciation - intangible assets	31,303	28,608	--	31,303	--
Finders' fees	107,675	2,200	1,500	38,535	56,500
Foreign exchange loss	4,874	4,137	--	(4,032)	--
Investor communications	93,572	19,035	--	63,832	--
Joint Venture organization costs	160,743	--	--	--	--
Management fees	336,245	32,209	30,000	79,749	76,000
Mineral property maintenance
and exploration expenditures	11,201	--	--	--	--
Office expenses	337,167	99,265	2,609	296,736	10,185
Professional fees	400,046	66,838	127,723	95,086	149,175
Salaries and benefits	22,939	19,642	2,009	22,939	--
Stock transfer and filing fees	39,540	1,890	--	2,315	8,270
Stock-based compensation	25,000	--	--	--	25,000
Travel and promotion	120,122	79,035	1,298	93,675	17,632
Write-off of accounts payable	(230,743)	--	--	(160,743)	(70,000)
	1,818,075	410,298	165,834	762,384	274,954
Net profit (loss) from operations	141,647	635,901	(165,834)	1,197,338	(274,954)
Abandonment of mineral property	(3,500)	--	--	--	--
Minority interest	(529,164)	(305,556)	--	(529,164)	--
Loss on disposal of HBJV	(423,777)	--	--	(423,777)	--
Loss on terminated acquisition	(1,059,415)	--	--	--	--
Net profit (loss) for the period	$(1,874,209)	$330,345	$(165,834)	244,397	$(274,954)

Basic earnings (loss) per common share		$0.01	$(0.01)	$0.01	$(0.01)
Diluted earnings (loss) per common share		$0.01	$(0.01)	$0.01	$(0.01)
Weighted average number of shares outstanding
Basic		31,447,692	27,117,961	31,447,692	27,117,964
Diluted		35,095,369	29,491,294	35,095,369	29,494,294

See Accompanying Notes and Independent Accountants' Review Report

HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Statements of Retained Earnings
(Expressed in US Dollars)

	Cumulative From
	Inception Date of
	December 18, 1998	Quarter Ended		Nine Months Ended
	To October 31,	October 31,		October 31,
	2004	2004	2003	2004	2003

Net profit (loss) for the period	$(1,874,209)	$330,345	$(165,834)	$244,397	$(274,954)
Retained earnings (deficit),
beginning of period	--	(2,204,554)	(1,611,523)	(2,118,606)	(1,502,403)
Retained earnings (deficit),
end of period	$(1,874,209)	$(1,874,209)	$(1,777,357)	$(1,874,209)	$(1,777,357)

HUBEI PHARMACEUTICAL GROUP, LTD.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)

	Cumulative From
	Inception Date of
	December 18, 1998	Quarter Ended		Nine Months Ended
	To October 31,	October 31,		October 31,
	2004	2004	2003	2004	2003
Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$(1,874,209)	$330,345	$(165,834)	$244,397	$(274,954)
Items not requiring use of cash
Depreciation - tangible assets	157,596	32,874	370	156,263	740
Depreciation - intangible assets	31,303	28,608	--	31,303	--
Minority interest	305,556	305,556	--	529,164	--
Loss on disposal of HBJV	(82,056)	--	--	423,777	--
Stock issued for bonus	10,000	--	--	--	10,000
Stock issued for finders' fees	18,395	4,524	1,500	11,023	18,395
Stock issued for consulting fees	515,000	140,000	500,000	140,000	515,000
Stock issued for the Joint Venture	22,000	--	--	--	22,000
Stock issued for debt	131,577	--	--	--	(105,000)
Cumulative currency translation adjustments	--	--	(714)	--	(641)
Changes in non-cash working capital items
Prepaid expenses	(834,230)	(688,180)	(395,068)	(495,770)	(395,903)
Inventory	(459,467)	(175,336)		(459,467)	(542)
Accounts receivable	(197,217)	69,166	(41,161)	(197,217)	(41,511)
Proceeds receivable from
disposal of JV	(118,000)	--	--	(200,056)	--
Travel advance	(4,766)	--	--	--	(4,766)
Joint venture organization cost payable	--	--	--	(160,743)	160,743
Accounts payable	645,181	233,893	2,536	507,962	68,100
Net cash derived from operating activities	(1,733,337)	281,450	(98,371)	530,636	(28,339)
Financing activities
Capital stock issued for cash	2,502,636	77,976	208,000	479,564	574,949
Contributed surplus	--	--	124,283	--	112,904
Loans from related party	456,312	--	--	451,074	--
Short term bank loans	943,800	--	--	943,800	--
Long term debt	508,200	--	--	508,200	--
Advances on proposed subscriptions	--	--	(166,270)	(22,000)	24,220
Net cash provided by financing activities	4,410,948	77,976	166,013	2,360,638	712,073
Investing activities
Fixed assets purchased	(3,294,440)	(237,172)	(21,785)	(3,285,552)	(30,196)
Deferred charges	--	--	(45,285)	--	(232,281)
Construction in progress	(177,005)	(115,850)	--	(177,005)	--
Advance to the joint venture	--	--	--	547,449	--
Investment in joint venture	--	--	--	(145,777)	--
Intangible assets	(923,294)	--	--	(923,294)	--
Acquisition of interest in joint venture	2,129,381	235,923	--	1,470,878	--
Net cash (used in) investing activities	(2,265,358)	(117,099)	(67,070)	(2,513,301)	(262,477)
Cash and cash equivalents,
increase (decrease) during the period	412,253	242,327	572	377,973	421,257
Cash and cash equivalents,
beginning of period	--	169,926	420,751	23,163	66
Cash of subsidiary at date of acquisition			--	11,117	--
Cash and cash equivalents,
end of period	$412,253	$412,253	$421,323	$412,253	$421,323

See Accompanying Notes and Independent Accountants' Review Report

HUBEI PHARMACEUTICAL GROUP, LTD.
Notes to Consolidated Financial Statements
October 31, 2004
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

By agreement dated May 26th, 2004 Hubei Pharmaceutical Group Ltd. to agree to acquire the majority partners 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“BendaJV”) through issuance of 1,600,000 common shares at a deemed price of $0.68 per share for $1,088,000, and the issuance of an additional 1,400,000 common shares at a deemed price of $0.68 per share for $952,000 for a license for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction with $220,000 thereof having been paid. The statement of income includes operations of the subsidiary for the months of June to October 2004 inclusive. Assets and liabilities of subsidiary at the date of acquisition are as follows:

Assets	$7,377,047
Liabilities	$3,944,431
Equity	$3,432,616
Minority interests - 40% of above	$1,373,046
Computation of Goodwill
Equity in subsidiary at date of acquisition	$3,432,616
Deduct: Minority interests - 40%	(1,373,046)
Net Equity for parent	2,059,570
Purchase Consideration
1,600,000 common shares at a price of $0.68 per share	1,088,000
Liability for purchase of acquisition	1,425,000
2,513,000
Goodwill at date of Acquisition (Note 8)	$453,430

Note 2. DEVELOPMENT STAGE ACTIVITIES

The Company is a development stage company as defined in the Statement of Financial Accounting Standards No.7. Also, all losses accumulated since inception has been considered as part of the Company’s development stage activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and BendaJV. The 40% interest in BendaJV owned by two members of its management team is shown as a minority interest in the consolidated financial statements. All inter-company transactions and inter-company balances have been eliminated.

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

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less, except for $82,056 which is cash restricted as to use, and is held by a court in China.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

No disclosures relating to stock based compensation have been included with the accompanying consolidated balance sheet, as all stock options were granted to directors and employees at exercise prices that were the same as or excess of the fair market value of the Company’s common stock at the date of the grant. (See Note 10 -- Summary of Stock Options outstanding, below.)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The reporting currency of the Company is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

▪	Monetary assets and liabilities are translated at the current rate of exchange.
▪	The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
▪	Cumulative currency translation adjustments are reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on re-measurement from the recording currency are recognized in current net income.
▪	Gains or losses from foreign currency transactions are recognized in current net income.
▪	Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
▪	Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

(m)	Revenue Recognition

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(n)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, proceeds receivable from disposal of Joint Venture, prepaid expenses, current liabilities, and long term debt.

It is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values.

(o)	Segmented Information

The Company’s identifiable assets as are located in the following countries:

October 31, 2004	Canada	China	Total
Current assets	$288,433	$2,201,874	$2,490,307
Cash restricted as to use		82,056	82,056
Net fixed assets	5,854	4,845,820	4,851,674
Construction in process	0	217,775	217,775
Other assets	0	2,912,951	2,912,951
Total assets	294,287	10,260,476	10,554,763

Revenue	0	4,000,672	4,000,672
Cost of Good Sold	0	(2,040,950)	(2,040,950)
	0	1,959,722	1,959,722
General and Administration Costs	(125,571)	(636,813)	(762,384)
Other Costs	(423,777)	(529,164)	(952,941)
Net Profit (Loss) for the Period	$(549,348)	$793,745	$244,397

(o)	Segmented Information

January 31, 2004	Canada	China	Total
Current assets	$366,389	$908,478	$1,274,867
Cash restricted as to use	0	82,056	82,056
Net fixed assets	7,555	2,966,599	2,974,154
Other assets	0	78,492	78,492
Total assets	$373,944	$4,035,625	$4,409,569

Revenue	0	0	0
Cost of Good Sold	0	0	0
	0	0	0
General and Administration Costs	(616,203)	0	(616,203)
Other Costs	0	0	0
Net Profit (Loss) for the Period	$(616,203)	$0	$(616,203)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(p)	Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis
Computer equipment	-	30% per annum on the declining balance

October 31, 2004
		Accumulated	Net Book
	Cost	Amortization	Figure
Buildings	$1,902,100	$(57,063)	$1,845,037
Manufacturing equipment	3,334,203	(333,420)	3,000,783
Computer equipment	8,888	(3,034)	5,854
Total assets	$5,245,191	$(393,517)	$4,851,674

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(t)	Going Concern Issues

The Company and its subsidiary will need additional funds to meet the obligations until sufficient cash flows are generated from production to sustain operations and to fund future obligations. The Company proposes to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company can complete other transactions in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

(u)	Goodwill

Goodwill is not amortized but will be tested for impairment on an annual basis, or more frequently if events and circumstances change, in accordance with FAS-142.

Note 4. JOINT VENTURE AND BASIS OF PRESENTATION

Effective July 31, 2004, the Company entered into an Agreement to sell its 57.14% controlling interest in the Hubei Pharmaceutical Co., Ltd. (HBJV) and proceeds receivable from the sale of $118,000 are recorded as a current asset.

Note 5. INVENTORY

Inventories of $648,887 are stated at the lower of cost (first-in, first-out) or market (net realizable value) at October 31, 2004, and are comprised of the following:

October 31, 2004
Raw material	$280,965
Finished goods	179,786
Packaging materials	188,136
Total assets	$648,887

Note 6. RELATED PARTY TRANSACTIONS

The Company acquired computers and printers for $8,888 (CAD$9,180.18) from a company related to a Director during the year ended January 31, 2004.

Managements fees of $79,749 (2003 - $76,000) were paid to Directors of the Company for the nine month period ended October 31, 2004.

The balance of loans, disclosed in current liabilities at October 31, 2004, from related parties is $757,028, of which $751,790 was borrowed from the former owner of the minority interest Benda Science and Technology (BendaS&T) and negotiations are in progress to obtain a long term deferment of payment of this account. The loans are unsecured, non interest bearing with no specific terms of repayment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The long term debt of $847,000 at October 31, 2004 is payable to the principals of BendaS&T, who are 40% minority interest owner of BendaJV at October 31, 2004. Payment of this debt is deferred and the debt is non-interest bearing and is unsecured.

Note 7. SHORT TERM BANK LOANS

The subsidiary, BendaJV, has borrowed short term loans from banks. The terms of these short term loans are summarized as follows:

		Interest Rate	Maturity	Borrowing
	Principal	(Per annum)	Date	Date
Bank of China, City of Guangshui	$605,000	5.31%	3/13/2005	9/13/2003
Bank of China, City of Guangshui	363,000	5.31%	11/25/2004	12/1/2003
Credit Union of Agriculture, City of Guangshui	363,000	6.30%	1/24/2005	7/24/2003
Credit Union of Agriculture, City of Guangshui	242,000	8.10%	2/24/2005	2/24/2004
Balance at October 31, 2004	$1,573,000

The abovementioned loans from Credit Union of Agriculture, totaling $605,000 are secured by the assets of the subsidiary, BendaJV.

Note 8. INTANGIBLE ASSETS

Intangible assets of $2,912,951as at October 31, 2004 are comprised of the following:

			Gross Carrying	Accumulated
			Amount	Amortization	Net
Amortized intangible assets
Right of use of land	(a	)	$646,877	(31,303)	615,574
Unamortized intangible assets	(b	)
Drug Permits & Licenses
- licenses at date of acquisition			891,947		891,947
- licenses acquired by issuance
of shares by parent			952,000		952,000
			1,843,947	0	1,843,947
Goodwill (Note 1)	(c	)	453,430	0	453,430
			$2,944,254	$(31,303)	2,912,951

(a)	The Cost of right of use of land of $646,877 is amortized over 40 years. The following table represents the total estimated amortization of this intangible asset for the five succeeding years:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Year Ended January 31	Estimated Amortization Expense
2005	$16,172
2006	$16,172
2007	$16,172
2008	$16,172
2009	$16,172
(b)	Management has determined there is no impairment of drug permits and licenses at October 31, 2004.

(c)	Goodwill is recorded at purchase cost amount as the Company is expected to yield the capitalized amount of profit at cost equivalent to the goodwill purchase price, and accordingly no impairment applies in this reporting period.

Note 9. PENSION ANDEMPLOYMENT LIABILITIES

The company does not have liabilities as at October 31, 2004, for pension, post employment benefits or post-retirement benefits. The company does not have a pension plan.

Note 10. WARRANTS OUTSTANDING

Warrants to purchase up to 1,922,677 shares of common stock are outstanding at October 31, 2004. The details are as follows:
Shares
Warrant Exercise Terms	Available
At $1.50 before July 31st, 2005	728,999
At $0.80 before November 14th, 2004 or $1.50 before November 14th, 2005	301,300
At $0.80 before February 13th, 2005 or at $1.50 before February 13th, 2006	99,928
At $0.80 before March 13th, 2005 or at $1.50 before March 13th, 2006	150,000
At $0.90 before April 2nd, 2005 or at $1.50 before April 2nd, 2006	436,200
At $0.90 before September 15, 2005 or at $1.50 before September 15, 2006	155,000
At $0.90 before September 30, 2005 or at $1.50 before September 15, 2006	51,250
Total warrants outstanding as at October 31, 2004	1,922,677

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

On October 22nd, 2004 the company issued 400,000 shares under the plan to Ke, Jian for services rendered and to be rendered as an independent consultant and advisor to the company on matters relating to structure, management, and operations of the Company and its subsidiaries. A copy of the agreement is included as Exhibit 10.1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of options outstanding as at October 31, 2004 is as follows:
Options granted	Shares	Exercise Price
		Expire date: Aug.20, 2008
Reid Li, President	750,000	$0.22
Eric Fletcher, Secretary	475,000	$0.22
Howard Milne/HDM Capital Inc.	500,000	$0.50
	1,725,000

(1) If the expiry date for the warrant falls on a weekend or Statutory holiday the date will be extended to close of business on the next business day.

Note 12. OFFICE EXPENSES

Nine Month Period
Ended October 31, 2004
Administration expenses	$115,340
Insurance	3,729
Property and business tax	31,823
Rentals	8,470
Repairs and maintenance	112,796
Utilities	24,578
Income tax provision	$296,736

Note 13. INCOME TAX

(a)	Income Tax Exemptions and reductions - China

The Chinese government provides a special tax incentive to encourage foreign investment. BendaJV is a joint venture company and one of the investors is an American company thereby qualifying the joint venture for special income tax treatment under the provision. BendaJV will be exempt from tax for the first two years and then benefit from a 50% reduction in income tax for a further three years. The corporate income tax rate, before the reduction, is 33% of taxable income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(b)	Income Tax - The United States

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

	October 31,
	2004	2003
Provision (Benefit) at the statutory tax rate	$(235,827)	$(59,121)
Increase in valuation allowance	235,827	59,121
Income tax provision	$--	$--
Realization of the net deferred tax asset is dependent on the Company’s ability to generate taxable earnings in the future. The Company has $1,874,209 of net operating losses carried forward as at October 31, 2004.

Note 14. MINORITY INTEREST

The parent company theory is used almost exclusively in practice for disclosing minority interests in a consolidated balance sheet. Under the parent company theory, minority interests are not considered part of stockholders’ equity and are disclosed in the consolidated balance sheet between the liability section and the stockholders’ equity section.

The Company owns a majority interest of 60% in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“BendaJV”) and two other principal owners own a minority interest of 40%. The two principal owners’ interest of $1,902,210 investment in BendaJV is disclosed as the Minority Interest in this consolidated balance sheet.

Minority interest at date of acquisition	$1,373,046
Add: Minority interest of income for quarter ended October 31, 2004
(Comprised of operations of the subsidiary for the months
of June to October 2004, inclusive)	529,164
Minority interest at October 31, 2004	$1,902,210

MOEN AND COMPANY CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HuBei Pharmaceutical Group, Ltd.
(A Nevada Corporation)

We have reviewed the accompanying consolidated balance sheet of Hubei Pharmaceutical Group, Ltd. (A Nevada Corporation) as of October 31, 2004, and the related consolidated statements of income, retained earnings, cash flows and changes in stockholders’ equity for the nine month periods ended October 31, 2004, and October 31, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

“Moen and Company”

(“Signed”)

Chartered Accountants

Vancouver, British Columbia, Canada
November 18, 2004

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

This Management Discussion and Analysis focuses on key information drawn from the consolidated financial statements of Hubei Pharmaceutical Group Ltd. for the nine months ended October 31st, 2004, and pertains to known risks and uncertainties relating to its businesses. It should not be considered all-inclusive as it excludes changes that may occur in general economic, political, and environmental conditions. This discussion regarding the financial condition and results of operations for the three and six months ended October 31st, 2004, should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements of Hubei Pharmaceutical Group Ltd. set forth in Part I of this report. The reader’s attention is also draw to the cautionary note regarding forward looking statements appearing as page of this report.

RECENT EVENTS
Subsequent to the end of the quarter the company filed a Form 8-K with the Securities and Exchange Commission outlining two amendments to its articles of incorporation. On November 18th, 2004 the board of directors acted to amend the bylaws as follows:

1.	As permitted by Nevada law, Article III, Section 13 of our bylaws was amended to enable actions to be taken by written consent of shareholders holding a majority of the voting power. Our previous bylaws permitted actions to be taken by the written consent of all stockholders. The amended Section 13 of our bylaws reads as follows:

SECTION 13. Action Without a Meeting - Any action required or permitted to be taken at any annual or special meeting of shareholders may be taken without a meeting, without prior notice, if a consent in writing setting forth the action so taken, is signed in original, facsimile or counterpart form by the holders of a majority of the voting power of all the outstanding shares entitled to vote with respect to the subject matter of the action.

2.	Article XIV of our bylaws, entitled “Loans to Officers” was deleted in its entirety in line with Section 402 of the Sarbanes-Oxley Act of 2002 which would seem to prohibit loans by the company to its officers or directors.

Subsequent to the end of the quarter, and following approval by written consent of a majority of shareholders entitled to vote at a meeting of shareholders, the board of directors approved a resolution to change the name of the corporation from Hubei Pharmaceutical Group Ltd. to Amersin Life Sciences Corporation. An information statement on Form 14C was filed with the Securities and Exchange Commission on November 19th and is expected to be distributed to shareholders on or about December 10th, 2004. Upon the expiration of all applicable waiting and review periods under the Exchange Act, a Certificate of Amendment to the company’s Articles of Incorporation will be filed to effecting the name change. Management felt a name change was necessary to eliminate confusion resulting from the recent sale of the company’s interest in a joint venture bearing a similar name and to more closely reflect the business and diversifications of the company which include continued expansion of its interests in China to cover all facets of pharmaceutical life sciences from raw materials production through dosage form distribution.

RESULTS OF OPERATIONS
The company realized a net operating profit of $635,981 for the quarter ended October 31st, 2004, a reduction of $45,765 from the $681,666 reported for the prior quarter. This is largely attributable to a non-recurring recapture of expenses in the prior quarter which had the effect of reducing operating expenses by $160,743. If adjusted for the non-recurring recapture of expenses in the second quarter, third quarter operating performance improved by approximately $115,000.

In the corresponding period in the prior year, and in all periods prior to that, the company reported losses having unsuccessfully pursued exploration and development of mineral properties and other ventures prior to a change of direction and change in its board of directors early in the 2003 fiscal year.

The reader is cautioned that operating results for the second quarter, ended July 31st, 2003 included only the two months of operations during which the company owned its interest in BendaJV. The readers’ attention is also drawn to the minority interest detailed in the Consolidated Balance Sheet. Although the entire operating profit is available for debt servicing and operations, the minority interest has the effect of reducing profits available for distribution to the company and its shareholders.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

ACQUISITION AND DISPOSAL OF ASSETS

Acquisition - During the current fiscal quarter, the BendaJV operating subsidiary acquired fixed assets valued at $237,172. These reflect expansion of existing facilities and ongoing construction of a new facility for production of dosage forms including tablets, capsules and oral liquids.

Disposal - Subsequent to but with an effective date at the end of the quarter ended July 31st, 2004, the company disposed of its 57.14% interest in Hubei Pharmaceutical Co. Ltd.(HBJV) This transaction resulted in recovery of cash in the form of accounts receivable and recapture of previously recorded operating expenses in the form of credit notes against accounts payable. In total the accounts receivable and credit notes exceed the company’s investment to date; however, as a result of other non-cash items, a terminal loss on disposal of $423,777 was recorded with respect to the transaction for the quarter ended July 31st, 2004. There were several factors in the decision to sell our interest in the Joint Venture:

•	In contrast to BendaJV, where the minority position is held by two individuals active in the ongoing management of the business, the HBJV minority interest was help by a State corporation. The corporation unexpectedly received approval to privatize several hours before the state deadline. This might ultimately result in the minority position being held by as many as 5,000 employees of the former minority partner. Under the formula for distribution used by the State in the process of privatization, years of service play a key role and, as a result, factory workers who tend to be less transient than management, could end up with a significant share of the minority interest. Management felt that this might make it difficult to build consensus as the significant portion of the minority interest might be held by those least able to understand the issues associated with managing and expanding the business.

•	The company was committed to a Chinese Yuan based investment schedule through to the spring of 2006 and reluctant to advance funds on a more rapid schedule until the privatization process was farther along. Management believe that a revaluation of the fixed exchange rate between the Yuan and US Dollar is likely and that the change would have the effect of making the acquisition considerably more expensive with respect to funds raised and invested following the revaluation. This would almost certainly lead to additional dilution, reducing earnings per share.

•	Under the terms of the original acquisition agreement, an additional 15,000,000 shares would have been issued upon revenue milestones that it was felt would most certainly be met in the first 12 to 18 months of operation, further increasing dilution and potentially reducing earnings per share.

•	The BendaJV is producing significant earnings which are expected to improve over time and although HBJV would have contributed to overall profitability, dilution resulting from completion of the terms of the HBJV acquisition agreement over then next two fiscal years would have had a negative impact on earnings per share.

An opportunity presented itself to sell our interest without suffering a loss of invested capital and to do this in a way that was acceptable to the minority partner. Management decided that it was in the best interest of the shareholders to mitigate the dilutive effects of the original acquisition structure by taking advantage of the opportunity to back away in a manner that allowed for ongoing discussion and perhaps opportunities to participate in specific parts of their business at a later date. We would, for example, be interested in the birth control and sleeping pill lines as well as the patented timed release form of Naproxen if opportunities arise on a commercially viable basis.

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

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES
The company reported current assets of $2,490,307 and current liabilities of $4,440,154 on its consolidated balance sheets as at October 31st, 2004 resulting in a working capital deficit of $2,050,153 provided for in part by short term loans with maturity dates ranging from November 25th, 2004 to March 13th, 2005 through two banks in China (see details in Note 7 to the consolidated balance sheets) and in part by the party from whom the company purchased it interest agreeing to provide terms. The company has successfully negotiated in the past to extend the repayment dates and is currently negotiating to restructure the bank debt over a longer term. Subsequent to the end of the quarter, the earliest maturity date was extended to the end of the current calendar year.

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

PLAN OF OPERATION
Management is working to secure additional financing to provide for current operations and growth. The attainment of significant profits in the second and third quarters is expected to have a positive effect on the company’s ability to attract funding. While a revaluation of the fixed exchange rate between the Chinese Yuan and US Dollar seems likely and could be expected to have a positive effect on our balance sheet and earnings when stated in US dollars it would, at the same time, increase the cost of future acquisitions and expansion funded with US dollar based investment capital and therefore increase dilution. Concurrent with this, our operational management successfully implemented plans to improve both gross revenue and profitability by concentrating production capacity on products that generate higher profit margins and that are in demand in our recently expanded distribution channel. Distribution has been expanded to include several large wholesalers for generic drugs as well as strategic relationships with several organizations with large sales networks and strong end-user promotion and market development activities. This has expanded our distribution base to include all large cities in China including Beijing, Tianjing, Wuhan, and Guangzhou as well as Guizhou province. Concurrent with this we have continued to expand our own marketing initiatives, particularly in Hubei province, and the successful implementation of the new plans is reflected in our operating success for the third quarter having improved both margins and net operating profits.

Subject to the provision of additional working capital, joint venture management revised an operating plan and conservative timetable for implementation. We will continue to work with offshore investors who have supported us with smaller private placements in the past and have expressed interest in providing additional financing now that the company is reporting profits. BendaJV management will continue to focus on market opportunities for our higher margin products and specifically on opportunities for growth based upon expanded utilization of the factory producing products in injectable form.

Brief History - We recently acquired a controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (BendaJV) from Benda Science and Technology (BendaS&T). Our two minority partners also control and manage BendaS&T. The new joint venture represents a continuation and expansion of their former Dosage division.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

BendaJV fits well into our overall strategy of expansion through strategic acquisition and vertical integration to encompass all aspects of pharmaceutical life sciences from raw materials production through dosage form production and distribution. It has a successful legacy dating back into the mid 1970's and has operated as a private enterprise since 2001. The owner/managers had proven themselves in a privatized, entrepreneurial environment, and are an essential part of ongoing operations providing continuity of a successful management team and other resources as we now move forward together as a joint venture. The joint venture ranks about seventh overall in China in the production of small format injectables and is expected to be the largest producer in Central China once current renovations and increases to production capacity are completed. It is currently producing and selling pharmaceuticals in injection form in five categories:

1.	Haemostatics, including Tranexamic Acid and Xuejing
2.	Analgesics, including Nefopam Hydrochloride
3.	Vitamins and anti-inflammatory agents, including Shuzheng-B and Riboflavin Sodium Phosphate
4.	Ribavirin
5.	Generic drugs

We have initially purchased an interest in the dosage division which is also acting as sales agent domestically and internationally for the Benda S&T bulk products companies still owned by the minority partners. There are many opportunities to expand the scope of the joint venture to include some or all of the partners’ other interests as funding allows.

In addition to a production and distribution base of 79 high-tech pharmaceutical products in injectable forms, the new joint venture expects, in its first year of operation, to complete patenting and production licensing of several biotech pharmaceuticals in other forms to be used in the treatment of Cancer and Diabetes. Construction of new production facilities for the additional forms is nearly complete and GMP certification of the facility is expected to be completed in the fourth quarter or early in the first quarter of the new fiscal year after which the company will apply for a production license for the diabetes product. Testing has been completed and a patent applied for on the Yanlong Anticancer Oral Liquid(tm). This represents the culmination of years of research by our chief scientist, Dr. Li Yan, himself an internationally published and recognized authority on the morphology of certain tumors.

Although we have not acquired the bulk divisions from BendaS&T we do have first right of refusal and BendaJV does act as their sales agent. Finished and/or bulk products are currently exported to England, Pakistan, India, South Africa and Singapore. BendaS&T has actively pursued development of export markets throughout the last decade and maintains close cooperative relations with several of the leading multi-nationals. The additional visibility arising from the association with the public company and its investor relations effort brings in new inquiries from around the world and with them opportunities to develop new relationships and to tender supply of additional products. Although the domestic market provides the largest and most expeditious opportunities for rapid growth, international sales and production contracts are a key part of our overall strategy and may provide addition opportunities as we complete the patent and licensing processes for some of our new biotech products.

Certification of New Production Facilities and Utilization of Existing Facilities - Construction of modern facilities for the production of pharmaceuticals in solid and oral solution forms is largely completed. We had originally planned to complete GMP certification prior to the calendar year end but are re-evaluating our plans for funding growth and currently plan to complete the process by the end of the 4th quarter or early in the 1st quarter of the new fiscal year. Concurrent with this we are shifting our focus to market opportunities for our higher margin products and specifically on opportunities for growth based upon expanded utilization of the factory producing products in injectable form and have submitted four new drugs to China’s State Food and Drug Administration for approval:

1.	Combination Methionine, a new product to be used in the treatment of hepatitis
2.	Lappaconitine Hydrobromide, a new analgesic
3.	Clindamycin Phosphate, as a broad spectrum antibiotic
4.	Asarone, as a cough suppressant

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

Near Term Projections
Results from the joint venture operation for the five months following acquisition were gross revenues of approximately 4 million dollars with operating profits of approximately 1.2 million dollars. Management’s projections at the end of the prior quarter were to attain approximately 7.3 million dollars in revenue and approximately 1.2 million dollars in net pre-tax profits by the end of the calendar year. Following more rapid success than anticipated at streamlining production and distribution efforts to focus on higher margin products in the injection facility and following the decision to postpone certification of the solid forms facility, we have amended our projections. Our revised projections call for 6 to 6.5 million dollars in gross revenue for the 8 months ending at the fiscal year end, January 31st, a reduction from our original estimates with a corresponding increase in profitability from 1.2 million dollars to between 1.85 million and 2.05 million dollars.

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

With respect to internal control over financial reporting, our Chief Executive Officer is fully bilingual and stationed in China overseeing the company’s interest in the operating Joint Venture. The joint venture’s CEO, Mr. Charles Wan and its CFO Mr. Jack Jiang are highly qualified, experienced professionals. Its board of directors, including our CEO Mr. Reid Li, convene regular meetings to review and approve all internal procedures and procedure manuals including accounting and financial procedures, management accountability and reporting. Mr. Li then discusses the procedures at length with our CFO in North America, Mr. Fletcher, responding to any requests for clarification. Although China is moving toward generally accepted accounting principals consistent with those used in the United States, there are still some differences particularly with respect to the treatment of non cash items. The company’s independent accountants are bilingual and available to assist with recommendations regarding presentation in conformity to US GAAP and do review the company’s statements each quarter with respect to conformity. Mr. Fletcher has suggested that, as the company grows, it may wish to consider employing a bilingual CFO in North America or, as an alternative, that it consider adding a bilingual member to its audit committee at such time that one is formed.

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

PART 2 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
Nothing to report

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29th, 2004 the company accepted private placement subscription offers from two accredited investors resident in the United States to subscribe for 155,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock at a price of $0.60 if exercised on or before October 29th, 2004 or at a price of $0.90 if exercised after October 29th 2004 and on or before September 15th, 2005 or at a price of $1.50 if exercised after September 15th, 2005 and on or before September 15th, 2006. These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend.

On September 29th, 2004 the company accepted private placement subscription offers from a group of foreign investors to subscribe for 51,250 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock at a price of $0.60 if exercised on or before October 29th, 2004 or at a price of $0.90 if exercised after October 29th 2004 and on or before September 30th, 2005 or at a price of $1.50 if exercised after September 30th, 2005 and on or before September 30th, 2006. These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend.

The gross proceeds of sale from the two transactions were $82,500. Net proceeds of sale were $80,300.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
Nothing to report

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Nothing to report

ITEM 5 - OTHER INFORMATION
Nothing to report

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit	Description of Exhibit

10.1	Consulting Agreement - Ki, Jian(2)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

b) Reports on Form 8-K

Date	Description
07SEP04	Audited Statements and Details Regarding Acquisition of 60% Controlling Interest in Sino-American Joint Venture Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (1)

14SEP04	Disposal of 57.14 Interest in Sino American Joint Venture Hubei Pharmaceutical Co. (1)

23SEP04	Second Quarter Earnings Statement. (1)

(1)	Incorporated by reference

(2)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of December, 2004, Hubei Pharmaceutical Group, Ltd.

By:	/s/ H. Y. Li
H. Y. (Reid) Li, President, CEO

/s/ E. H. Fletcher
E. H. (Eric) Fletcher, Secretary, CFO

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1	Consulting Agreement - Ki, JianConsulting Agreement - Ki, Jian(2)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

