Form 10KSB/A
period 2004-01-31
HUBEI PHARMACEUTICAL GROUP LTD
filed 2005-01-14
CIK 1009919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending January 31st, 2004.

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission file number 000-25553

HUBEI PHARMACEUTICAL GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	88-0419476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

410 Park Avenue, 15th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

604-881-2899
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	OTC-BB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒    NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
No Disclosure    ☒

State issuer’s revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,873,456 as of November 26th, 2004 (based on the closing price for such stock as at November 26th, 2004).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at November 26th, 2004
Common Stock, $.001 par value	32,036,885

EXPLANATORY NOTE

This Amendment No. 2 is being filed solely to correct an error in the original filing on May 17th, 2004 in which the Auditors Report was inadvertently omitted from the filing. It is attached hereto.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, May 17th, 2004, and we have not updated the disclosures in this report to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

Subsequent to the year end, the company changed its name from Hubei Pharmaceutical Group Ltd. to Amersin Life Sciences Corporation which is the correct name at the time of this filing.

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Hubei Pharmaceutical Group, Ltd.

We have audited the accompanying consolidated balance sheet of Hubei Pharmaceutical Group, Ltd. as of January 31, 2004 and the related consolidated statements of income, retained earnings, cash flows and changes in Stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hubei Pharmaceutical Group, Ltd. as of January 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The audited financial statements as of January 31, 2003 and for the year then ended for Hubei Pharmaceutical Group, Ltd. were audited by other auditors who expressed a reservation in their opinion and as disclosed in Note 1 to the financial statements as of January 31, 2003, that raised substantial doubt that the Company would be able to continue as a going concern, in their Auditors’ Report dated April 29, 2003.
“Moen and Company”

(“Signed”)

Chartered Accountants
Vancouver, British Columbia, Canada
April 28, 2004