Form 10KSB
period 2005-01-31
Amersin Life Sciences CORP
filed 2005-06-02
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JANUARY 31st, 2005

Commission File Number: 000-25553

AMERSIN LIFE SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0419476
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY	10022
(Address of principal executive offices)	(ZIP Code)

Issuers Telephone Number: 604-881-2899

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X      No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ___

State issuer’s revenues for its most recent fiscal year.  $ 6,610,774

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after

the distribution of securities under a plan confirmed by a court.    Yes ____     No ____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 23, 2005, the Company had 34,291,885 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I,

Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes __; No X

	Amersin Life Sciences Corporation Form 10-KSB For the Year Ended January 31st, 2005 T A B L E O F C O N T E N T S

		Page
Part I

Item 1	Description of Business	5
Item 2	Description of Property	12
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12

Part II

Item 5	Market for Common Equity and Related Stockholder Matters	13
Item 6	Management’s Discussion and Analysis or Plan of Operation	16
Item 7	Financial Statements	21
	Consolidated Balance Sheet
	Consolidated Statement of Income
	Consolidated Statement of Retained Earnings
	Consolidated Statement of Cash Flows
	Consolidated Statement of Stockholders Equity
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	35
Item 8A	Controls and Procedures	35
Item 8B	Other Information	36

Part III

Item 9	Directors, Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	37
Item 10	Executive Compensation	40
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stock-Holders Matters	40
Item 12	Certain Relationships and Related Transactions	43
Item 13	Exhibits	43
Item 14	Principal Accountant Fees and Services	43

Signatures

Cautionary Note Regarding Forward-Looking Statements

This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  You should review carefully all information, including the financial statements and the notes to the financial statements included in this annual report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this annual report:

•	the timing, impact and other uncertainties related to pending and future acquisitions by us;

•	the impact of new technologies;

•	the timing, impact and other uncertainties related to the introduction of new pharmaceuticals by ourselves;

•	the timing, impact and other uncertainties related to the introduction of new pharmaceuticals by other manufacturers;

•

changes in laws or rules or regulations of governmental agencies including but not limited to those that govern acquisitions in the pharmaceutical industry that might impact our ability to grow rapidly through acquisition;

•	failure to achieve or maintain certification of our existing or other manufacturing facilities we may acquire in the future;

•	our ability to attract funding on commercially viable terms with which to ; and

•	currency exchange rate fluctuations.

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.  Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on our periodic reports on Forms 10-KSB, 10-QSB and current reports on Form 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results.  It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions.  We cannot assure you that projected results will be achieved.

Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance.  Amersin Life Sciences Corporation disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

As used in this annual report, the terms "we", "us", "our", "the Company" and "Amersin" shall mean Amersin Life Sciences Corporation. and its subsidiaries unless otherwise indicated.  References to historical sales figures, market share, and other operational data refer to the business unit previously operated by the minority partner to the new joint venture.  Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

PART I

Item 1 – Description of Business

Business Development

Amersin Life Sciences Corporation. (“the Company”) was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name Explore Technologies, Inc.  Following unsuccessful exploration work the Company’s board of directors determined that further exploration of its property was not commercially viable and on April 25, 2000 decided to abandon its interest in the property.  Subsequent to abandoning the interest, the capital of the company was consolidated on the basis of one new for ten old on September 24th, 2001.

In April 2002, the Company identified a business opportunity and attempted to acquire a business interest as a long distance carrier and provider of Voice over IP services.  Concurrent with this it changed its name from Explore Technologies to Pan Asia Communications Corp.  In September 2002 it entered into an agreement to rescind the acquisition agreement when it became apparent that it would not be possible to complete an audit of what was contemplated.  Subsequent to rescinding the acquisition, the capital of the company was consolidated on the basis of one new for ten old on April 2nd, 2003.

On February 26th, 2003, the Company identified a new business opportunity and on March 18, 2003 entered into an Acquisition Agreement with Red Dot Capital Inc. ("Red Dot") to acquire 100% of Red Dot's 57.14% joint venture interest in Hubei Pharmaceutical Co., Ltd. ("HBJV").  HBJV was incorporated as a private Chinese joint venture corporation in the city of Xiangfan in Hubei province, People’s Republic of China (“China”) on January 24, 2003 by Red Dot and Hubei Zenith Airbeck Pharmaceutical Co. Ltd. (“Airbeck”).  It is licensed to engage in research, development, production, distribution and sale of pharmaceutical products.  Airbeck was a Chinese government funded company located in Xiangfan, involved in research, development, production and sale of bulk pharmaceutical products through its Bulk Division as well as over-the-counter and patented pharmaceutical products in dosage forms including injections, capsules, tablets, syrups and other form through its Dosage Division.

On April 2nd, 2003 our current president and secretary were appointed to the board and the company accepted the resignations of all members of the previous board of directors.  The company announced a name change to Hubei Pharmaceutical Group Ltd. and, on April 3rd, its shares commenced trading on the OTC Bulletin Board under the new trading symbol, HBEI.

On July 25th, the company completed acquisition of Red Dot’s interest in the joint venture following completion of a an audit and vend-in to HBJV, by the minority partner Airbeck, of intangible assets comprised primarily of 120 pharmaceutical licenses representing its operating dosage division.  Airbeck continued to operate the dosage division throughout the balance of the fiscal year under a special provision allowing them to deplete inventories and packaging while producing under licenses then owned by HBJV.  Revenues and expenses during this period were for the account of Airbeck.

On March 1st, 2004, operations and operational revenues were transferred into HBJV from the dosage division previously operated by Airbeck.

During the second quarter last year, with an effective date of June 1st, 2004, the company acquired a 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (Hubei Benda) for cash, some off which is due on a schedule in the current fiscal year, and for restricted stock issued at a price of $0.68.  1,600,000 shares were issued upon completion of the independent audit.  An additional 1,400,000 shares are to be issued upon licensing of one of several new Biotech pharmaceuticals owned by the joint venture to be used in treating diabetes and certain forms of cancer.  Additional details regarding the acquisition are available in the Consolidated Balance Sheet and notes to the financial statements filed with the Securities and Exchange Commission on Form 8K September 7th, 2004 and on the company’s quarterly report files with the Securities and Exchange Commission on Form 10-QSB  September 22nd, 2004.

Subsequent to but with an effective date at the end of the quarter ended July 31st, 2004 the company disposed of its 57.14% interest in Hubei Pharmaceutical Co. Ltd.  This transaction resulted in recovery of cash in the form of an account receivable from the purchase and recapture of previously recorded operating expenses in the form of credit notes against accounts payable.  In total the accounts receivable and credit notes exceed the company’s investment; however, as a result of other non-cash items, a terminal loss on disposal of $423,777 was recorded with respect to the transaction. Additional details regarding the disposal are available in the Consolidated Balance Sheet included with the company’s quarterly report files with the Securities and Exchange Commission on Form 10-QSB  September 22nd, 2004 and on Form 8K filed with the Securities and Exchange Commission September 14th, 2004.

On January 14th, 2005 the company announced that it had changed its name from Hubei Pharmaceutical Group Ltd. to Amersin Life Sciences Corporation as well as a change in its trading symbol from HBEI to AMLS.

Business Of Issuer

Introduction

Amersin Life Sciences Corporation began it’s tenure as a public pharmaceutical company in March 2003 following a reverse takeover of a company previously involved in telecommunications and other lines of business.  The company was known as Hubei Pharmaceutical Group Ltd. for two years.  It was subsequently renamed Amersin Life Sciences Corporation in January 2005 to more closely reflect its structure as a holding company and its objective to build investor equity through strategic acquisition and vertical integration of Chinese pharmaceutical interests in all facets of pharmaceutical life sciences.  Following acquisition and subsequent disposal of a controlling interest in a pharmaceutical production facility in Xiangfan city, Amersin acquired a controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (Hubei Benda) located in Guangshui City, Hubei Province, China.  Amersin has reported profits in each quarter since that acquisition in June, 2004.

Overview

According to a recent report by the World Health Organization, China’s per-capital medical expenditure has grown consistently at a rate of 10 to 15 percent in recent years.  Economists predict that China will become the worlds’ second largest pharmaceuticals market by the end of this decade.  Second only to the United States, and supported by State and regional health care plans, it is expected to reach 14 billion dollars by 2005 and 24 billion dollars by 2010. China’s entry into the Word Trade Organization has attracted keen interest from international pharmaceutical companies and investors looking to position themselves to participate in the growth.  There are opportunities to acquire, form strategic relationships, or build cost effective production capacity utilizing a large skilled labor force and low manufacturing costs to develop a center of operations from which to capitalize on the rapidly expanding domestic market and to aggressively pursue export markets.  China’s move towards privatization and favorable tax incentives to joint venture corporations with US investment and control, along with the mandated consolidation of over eight thousand state owned pharmaceutical enterprises in the early 1990’s to approximately three thousand earlier this decade and a target closer to one thousand by the end of the decade, present an array of opportunities for companies that have established themselves in the region and understand how to negotiate and structure acquisitions there.  Amersin Life Sciences Corporation is established in China, profitable and well positioned to capitalize on growth within the burgeoning economy and on the tremendous strength of the pharmaceutical life sciences industries within China.

Hubei Benda fits well into our overall strategy. It is located in Hubei Province surrounded by natural and strategic resources including an abundance of water, coal, electricity, facilities for higher education, and a direct link to modern, high-capacity rail and highway systems.  Hubei province is the center of pharmaceutical production and research within China and is also home to very large scale automobile production supporting a substantial base of high technology companies, producing a variety of products from spare parts to complex machinery, and a large base of skilled labor and management expertise. It is an ideal location for pharmaceutical research, production and distribution.  Our subsidiary, Hubei Benda, has a successful legacy dating back to the mid 1970's and has operated as a private enterprise since 2001. It is a continuation and expansion upon the dosage forms division previously owned by Hubei Benda Science and Technology Co. Ltd. (Benda S&T) whose management and controlling partners continue to hold the minority interest in Hubei Benda and provide ongoing operational management. This is characteristic of our acquisition strategy, providing continuity of the successful management team and other resources while looking for  automobile production supporting a substantial base of high technology companies, producing a variety of products from spare parts to complex machinery, and a large base of skilled labor and management expertise. It is an ideal location for pharmaceutical research, production and distribution.  Our subsidiary, Hubei Benda, has a successful legacy dating back to the mid 1970's and has operated as a private enterprise since 2001. It is a continuation and expansion upon the dosage forms division previously owned by Hubei Benda Science and Technology Co. Ltd. (Benda S&T) whose management and controlling partners continue to hold the minority interest in Hubei Benda and provide ongoing operational management. This is characteristic of our acquisition strategy, providing continuity of the successful management team and other resources while looking for opportunities to streamline operations and broaden market penetration though strategic relationships with other subsidiaries or independent organizations in the life sciences field. Our seasoned management team in the region has proven itself in a privatized, entrepreneurial environment, and is an essential part of ongoing operations.

Business Summary

Hubei Benda employs 266 full-time employees including 31 Management and Administrative staff, 30 Technologists and Research staff, 23 Sales and Marketing staff and 182 Pharmaceutical production staff.  It owns two production facilities: an injection facility used to produce pharmaceuticals in injectable form; and a solids facility used to produce pharmaceuticals in tablet, capsule, oral liquid, powder and other forms. The injection facility was reconstructed and certified to the latest GMP standards in late 2003. Reconstruction of the solids facility commenced in October 2004 and is about 70% complete after which it will also be certified to the latest GMP standards.  Hubei Benda is the largest producer of small-format injectable pharmaceuticals in Hubei Province.  Ranking about seventh overall in China, it is expected to be the largest producer in Central China once current renovations and increases to production capacity are completed. At the time of our acquisition in June 2004 the subsidiary owned 79 drugs licenses, classified in 11 categories as follows:

● Antiviral	● Vitamin supplement
● Antihypertensive	● Cardiovascular and cerebrovascular
● Haemostatic	● Local anesthetic
● Anti-inflammatory analgesic	● Hormone
● Anti-anemia drugs	● Anti-Hypertension
● Diabetes treatment drugs

Many licenses are currently commercialized, including: two Heamostatic pharmaceuticals, Tranexamic Acid and Xuejing®; Nefopan Hydrochloride for pain management; several anti-inflammatories including Shuzheng-B® and Riboflavin Sodium Phosphate; Ribavirin, a leading anti-viral; and a range of generic pharmaceuticals.  We have a large distribution network covering all major cities in China with agent and marketing offices in Beijing, Tianjing, Wuhan, Guangzhou, and the Guizhou province.  Our domestic distribution network continues to expand and there are many opportunities to commercialize additional licenses within the existing channel.

Although we initially purchased a controlling interest in only the dosage forms division we also act as sales agents domestically and internationally for the BendaS&T raw materials and bulk products divisions still owned by the minority partners. There are many opportunities to expand the scope of the joint venture to include some or all of the partners’ other interests as funding or improved leverage opportunities permit.

In addition to the domestic market, finished and/or bulk products are currently exported to England, Pakistan, India, South Africa and Singapore. BendaS&T has actively pursued development of the export markets throughout the last decade and maintains close cooperative relations with several of the leading multi-nationals.  The additional visibility arising from the association with the public company and its investor relations effort regularly brings in inquiries from around the world and with them opportunities to develop new relationships and to tender supply of additional products.  Although the domestic market provides the largest and most immediate opportunity for rapid growth, international sales and production contracts are a key part of our overall strategy and may provide additional opportunities as we complete the patent and licensing processes for our new biotech products.

Latest Developments

Since acquisition of our controlling interest in Hubei Benda in June 2004, we have focused on restructuring its product lines and streamlining production to place the greatest emphasis on established markets for higher margin pharmaceuticals. This has resulted in modest improvements to gross revenue in key product areas and significant improvements to profitability.  Approximately 8% of our net profit is re-invested in Research and Development which has led to the fast-tracking of several new products under development; licensing of two new generic drugs; submissions to China’s SFDA for approvals for four new pharmaceuticals; and submission to the Hubei Food and Drug Administration for licensing of eight new pharmaceuticals.

We obtained licensing (National Medicine Authentication Code H20044601) for Tranexamic Acid Injection (0.5g: 5ml), a preferred haemostatic in clinic use.  We introduced the product to market in October 2004. The total domestic market for the product is approximately 270 million dollars with only four manufacturers producing to meet the demand.

We obtained licensing (National Medicine Authentication Code H42021048) and began production of Ribavirin Injection (200mg: 2ml), a broad-spectrum anti-viral medicine with an annual domestic market of approximately $73 million dollars.  Our minority partner Benda S&T, are the largest producer of bulk Ribavirin in central China which will allow us to compete aggressively for market share if necessary.  There are also significant markets for this anti-viral staple throughout South-East Asia.

We obtained approval (Y0405945) from China’s SFDA for Vitamin C Injection (1g: 2.5ml).  The annual domestic market is approximately 61 million dollars.

We obtained approval (Y0417118) for Lomefloxacin Aspartate Injection (0.1g: 2ml) and (Y0417119) Lomefloxacin Aspartate Injection (0.2g: 5ml) from China’s SFDA.  These are antibiotics with an annual domestic market of approximately 48 million dollars.

We obtained approval (Y0416162) from China’s SFDA for α-Asarone an anti-biotic used to treat upper respiratory infection.  The annual domestic market is approximately 36 million dollars and currently served through import from other countries.  We expect to be the only domestic manufacturer.

We obtained approval (Y0414206) from China’s SFDA for Lappaconitine Hydrobromide Tablet a biotech used in the treatment of withdrawal symptoms when treating drug addiction.  The annual domestic market is approximately 36 million dollars and currently served through import from other countries.  We expect to be the only domestic manufacturer.

We have also submitted and expect approval for eight new products from the Hubei Food and Drug Administration including Asarone in injectable, tablet, granule and liquid forms; the antibiotic Levofloxacin Mesylate and Amino Acid based pharmaceuticals Lysine Hydrochloride Injection (3g: 10ml) and Lysine Hydrochloride Injection (5g: 20ml)

Working closely with local management we have focused attention on marketing initiatives designed to promote brand awareness and broaden distribution. We have developed close cooperative relationships with large wholesalers for generic drugs as well as long-term strategic relationships with a group of key distributors who have large sales networks with strong end-user promotional abilities. These distributors were selected based upon solid core competencies that compliment the new marketing initiatives we are developing in-house and will help to ensure our future domestic market objectives are met.

We view the first eight months of operations to have been a tremendous success.  While gross revenues were slightly less than originally predicted, operating margins, and thus gross profit, far exceeded our original projections.  This highlights the effectiveness of providing continuity of successful management and production processes as part of our acquisition strategy and, in particular, highlights the ongoing strength in management and the commitment of our minority partners to work with us to streamline operations well ahead of schedule and to build a market driven, profitable base upon which to expand operations .  It is upon these solid results that we head into the 2005 fiscal year with confidence and excitement.  Operating results are summarized in the following table:

2004 Fiscal Period	Revenue	Net Operating Profit
Partial Second Quarter(1)	$1.85 million	$682,000
Third Quarter(2)	$2.04 million	$636,000
Fourth Quarter(3)	$2.50 million	$848,000

(1)  Drawn from, and should be considered with the notes to, the consolidated financial statements filed with the Securities and Exchange Commission for the second quarter ended July 31st, 2004 available at: http://www.sec.gov/Archives/edgar/data/1009919/000101540204003946/0001015402-04-003946-index.htm

(2) Drawn from, and should be considered with the notes to, the consolidated financial statements filed with the Securities and Exchange Commission for the third quarter ended October 31st, 2004 available at: http://www.sec.gov/Archives/edgar/data/1009919/000101540204005372/0001015402-04-005372-index.htm

(3) Drawn from, interim results of operations for the subsidiary filed with the Securities and Exchange Commission for the fourth quarter ended January 31st, 2005 available at: http://www.sec.gov/Archives/edgar/data/1009919/000101540205001731/0001015402-05-001731-index.htm

Strategic plan

Amersin’s two year strategic plan calls for completion of a vertically integrated industrial chain covering three key tiers of pharmaceutical life sciences including:

•

raw materials and bulk production

•

dosage form production

•

logistics

This will be undertaken in three phases:

1.

In the first phase, management is focused on strengthening and increasing the profitable existing production base by continuing to re-align production to increase return on capital by focusing on higher margin pharmaceuticals with established markets and to use those as leverage to further expand its marketing network for domestic sales.  This process is well underway and proof of concept is evident in higher operating margins accompanied by modest sales increases in key product areas leading to significantly improved profitability.  Completion of GMP certification of the solids plant will pave the way for commercialization of additional existing licenses as well as several of the new products for which we have received approval in solid form.  It will also allow us to apply for licenses to produce the two new high profile biotech products used to treat cancer and diabetes which were acquired at the time of the acquisition of our interest in Hubei Benda.

2.

In the second phase, Amersin plans to purchase a controlling interest in the raw materials and bulk pharmaceutical operations from its minority partner, Benda S&T, thus fully integrating the production chain and making it the largest producer of Ribavirin in China. Ribavirin is a systemic anti-viral sold under the brand names Copegus® and Rebetol® in the United States, under the brand name Virazol® in the United States and Canada and as Tribavirin in the United Kingdom and other parts of the world.  It is used to treat severe pneumonia in infants and young children and, in combination with other agents such as Interferon alfa-2B or Peginterferon alfa-2B, to treat a viral liver infection knows as hepatitis C.  Work has begun on securing US FDA certification for Ribavirin as a bulk pharmaceutical product.  Its position as an established and effective antibacterial in the region is strategically significant in moving forward and securing markets for additional products to treat more recent threats such as SARS or the Avian Flu (H5N1) as they are developed or become available to us for licensing.

3.

In the third phase, Amersin will develop a pharmaceutical logistics center.  This will serve as a base from which to further develop domestic as well as international markets and will be of strategic importance in attracting licensing and distribution agreements for advanced pharmaceuticals to be sold in the burgeoning Chinese market.

Phase One Implementation

Although profitable, our resources are underutilized.  The injection facility is GMP certified to the latest standards but is working capital constrained and produces pharmaceuticals from a small range of the available licenses.  The solids factory is not yet certified to the new standards although work on this is substantially complete. Re-construction is about 70% complete and deposits totaling a little more than 50% of the value of all of the required equipment have been paid.  Subject to funding, which we anticipate will result from a combination of debt and equity, the facility is approximately 30 days and $600,000 from completion followed by 30 to 60 days of regulatory processes while it is certified to the latest GMP standards by the State Food and Drug Administration (SFDA).  It is constructed entirely in accordance with the plans submitted to and approved by the SFDA.  Management have developed a good working relationship with them, understand the process well following certification of the injection facility and are confident that with May funding in place, construction would be completed by the end of June and the facility would be ready to schedule initial production runs in late August.

Phase one funding calls for the injection of 12.3 million RMB (1.5 million dollars) to be used for completion and certification of the solids manufacturing facility and to provide additional working capital to expand production and introduce new products throughout the year.  The allocation of funds is detailed in the following table:

Purpose	Allocation of Funds
	Total		Production / Market Development
Completion and certification of new solids form facility	RMB:	4,900,000	n/a	/	n/a
	≈USD:	$600,000
• New Pharmaceutical: Levorotation of Loxacin tablet	RMB:	350,000	290,000	/	60,000
	≈USD:	$ 42,700	$ 35,400	/	$ 7,300
• New Pharmaceutical: Xixin Naopian (Asarone)	RMB:	700,000	560,000	/	140,000
	≈USD:	85,400	$ 68,300	/	$17,100
• New Pharmaceutical: Qiweiben capsule (Diabetes drug)	RMB: ≈USD:	1,100,000 $134,100	880,000 $107,300	/ /	220,000 $ 26,800
• New Pharmaceutical: Qiankun Fukang pill	RMB: ≈USD:	800,000 $ 97,600	420,000 $ 51,200	/ /	380,000 $ 46,400
• New Pharmaceutical: Liba Weilin granule (Ribavirin)	RMB: ≈USD:	250,000 $ 30,500	190,000 $ 23,200	/ /	60,000 $ 7,300
• New Pharmaceutical: Erythromycin granule	RMB: ≈USD:	350,000 $ 42,700	290,000 $ 35,400	/ /	60,000 $ 7,300
• New Pharmaceutical: Liba Weilin oral liquid (Ribavirin)	RMB: ≈USD:	550,000 $67,100	310,000 $ 37,800	/ /	240,000 $ 29,300
• New Pharmaceutical: Yan Long Anti-Cancer	RMB: ≈USD:	3,300,000 $ 402,400	2,150,000 $ 262,200	/ /	1,150,000 $ 140,200
Total for production and market development of new products	RMB: ≈USD:	7,400,000 $ 900,000	4,970,000 $606,000	/	2,430,000 $ 294,000

Completion of this part of our phase one strategic plan will provide Hubei Benda with production facilities certified to the latest GMP standards for production of pharmaceuticals in all common dosage forms including injections, tablets, pills, capsules, granules and oral liquids.  It will have the largest small format injection capacity in Central China as well as competitive capacity in other dosage forms that will allow it to grow significantly. Following GMP certification of the new solids facility, production capacity for several key dosage forms will be as follows:

Dosage Form	Production Capacity	Remarks
Injection	800 million pieces per year	Largest scale and lowest cost in Hubei province
Tablet	500 million tablets per year
Capsule	400 million capsules per year	Production base for nationwide anti-diabetic drugs
Granule	100 million packets per year
Oral solution	20 million units per year	Important production base for nationwide anti-cancer drugs

Although we could quickly re-enter the market with a range of generic drugs in solid form to achieve large sales revenues, margins for generic drugs are low.  Working capital would be better allocated to long term growth.  Our plan calls for a ramp up period throughout the balance of the year while higher margin solid form pharmaceuticals are introduced to the market and applications are made for production licenses for the two new biotech products used to treat cancer and diabetes.  This is similar to the very successful approach we have taken for pharmaceuticals in injectable form and should allow us to build towards significant sales volume in the even higher margins afforded pharmaceuticals in solid form.  For this reason, although it is possible we will achieve significant sales levels with some products as they are introduced and perform beyond expectations, projections for the 2005 fiscal year do not include significant revenues from the solids line. Management is confident that an extrapolation of the eight months performance in the previous fiscal year to a full operating year are realistic, yielding sales revenues of between 9 and 10 million dollars and net operating profits of approximately 3 million dollars.  We will work towards improving upon this in the last two quarters of the current year if markets are established for pharmaceuticals in solid form in line with our more optimistic projections.  It is important to note that a pending revaluation of the Chinese Renmimbi (RMB) would have a significant impact on our assets and performance when stated in US dollars.  A revaluation of 25% would result in a 33% increase in revenues and profits when stated in US dollars.  A 3 million dollar profit would become a 4 million dollar profit.  A 30 million dollar revenue projection in subsequent years would become a 40 million dollar projection.

Our investor relations department found in the past that the greatest responses to news about the company’s progress came from products with names that are well know in the West or that serve a well understood niche such as birth control, sleep aids or pain management.  Since selling our interest in the factory producing those types of products, and in spite of consistent profitability from our most recent acquisition, we have not caught the mind-share of North American investors.  We believe this has led to an undervalued stock in comparison to similar micro-cap issues. To date, most of our commercialized licenses have been for products bearing Chinese names or trademarks and used to treat conditions for which there is not a lot of interest.  The introduction of products such as Riboflavin, Ribavirin and Erythromycin with their English names may make our material an easier read and attract investors to develop an understanding and become more familiar with what we do.  Public awareness and interest in Diabetes and Cancer in the Western world is significant.  We believe that with continued profitability and significant progress on licensing the new biotech products for treatment of Diabetes and Cancer, interspersed with good sales for our new product Shusai-A, a non-addictive substitute for Morphine or Dolantin, and additional awareness created by news of the introduction of as many as 40 new pharmaceuticals from our existing set of licenses; we will be able to put a face on the company that is of interest to Western investors and that will facilitate additional financing or improved leverage to support moving forward to phases two and three of our strategic plan.

Amersin is committed to building investor equity through strategic acquisition and vertical integration.  Funding and completion of phase one of our operating plan will be a milestone in building upon an already profitable base of operations and in rounding out the business of the company to something that is more easily understood and of more interest to investors.  We believe that our current market price represents a significant opportunity that is likely to attract the investment necessary to move forward and that, with an expanded investor awareness effort following completion of the new plant, our achievements will be reflected in the market allowing us to move forward with other opportunities we have identified.

Item 2 – Description of Property

The manufacturing facilities for Amersin’s Hubei Benda subsidiary are located in Guangshui City, Hubei Province, China.  The building is a concrete structure completed in 2003.  It is divided into two main areas: a production area of approximately 9,600 square meters (approximately 103,300 square feet) and a warehouse area of approximately 4,200 square meters (approximately 45,200 square feet).  Land in China is not yet privately owned.  Long term leases are granted by the State.  The Guangshui facility is constructed on leased land based on a standard 40-year commercial lease.  Additional information may be found in Note 7 to the consolidated financial statements filed herewith.

Amersin’s main office is located in leased space in a concrete multiple story business tower located in Wuhan City, Hubei Province, China.  The larger space is leased by the minority partner.  There is no charge to Amersin for the space occupied by Amersin staff there.  The company also maintains a packaged office in New York providing a US address as well as meeting space and other facilities as and when required.

Item 3 – Legal Proceedings

Amersin Life Sciences Corporation has nothing to report.

Item 4 – Submission of Matters to a Vote of Security Holders

On November 12, 2004, our Board of Directors voted to authorize and recommend that our shareholders approve an Amendment and effect a change of our corporate name to Amersin Life Sciences Corporation.  On November 18, 2004, shareholders representing 21,583,666 of 32,036,885 shares (67.4%) of our voting capital stock outstanding consented in writing to the Amendment.

Article 1 of the Company’s Articles of Incorporation was subsequently amended to read in its entirety as follows:

NAME OF CORPORATION: Amersin Life Sciences Corporation.

PART II

Item 5 – Market for Common Equity and Related Stockholder Matters

Market

The Company was first quoted on the Over The Counter (OTC) Bulletin Board on October 19th 1999.  Our common stock began quotation on the OTC Bulletin Board under the trading symbol "HBEI" on April 3rd, 2003 and than as AMLS on January 14th, 2005 following our name change from Hubei Pharmaceutical Group to Amersin Life Sciences Corporation.  Our common stock is also listed on the Frankfurt Stock Exchange under the trading symbol HUQ.

Share Price History

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

Quarter Ended	High Bid	Low Bid
April , 2003	$0.63	$0.13
July, 2003	$0.52	$0.16
October, 2003	$0.70	$0.20
January, 2004	$0.71	$0.59
April, 2005	$0.93	$0.52
July, 2005	$0.72	$0.29
October, 2005	$0.59	$0.35
January, 2005	$0.60	$0.35

Holders

As of April 30th, 2005, there were approximately 135 registered holders of our common stock.  This information was taken from reports provided to us by our transfer agent.  As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.  In a recent distribution of Form 14C to all shareholders well in excess of 400 copies were distributed to shareholders and to brokerages houses for forwarding to their clients.

Dividends

To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of the board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. See Item 6. “Management’s Discussion and Analysis or Plan of Operation.”  We do not intend to declare dividends in the foreseeable future, but instead intend to retain all earnings for use in our operations.

Equity Compensation Plan

The following table summarizes equity previously authorized for issuance under equity compensation plans.  Additional information is available on Form S-8 filed with the Securities and Exchange Commission on December 9th, 2003 which set aside for distribution 4,250,000 shares, 1,250,000 of which were reserved for issuance upon conversion of stock options for management services and 3,000,000 of which were set aside  for distribution pursuant the Company’s 2003 Stock Option Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,775,000	$0.3068	2,050,000
Equity compensation plans not approved by security holders
Total	1,775,000	$0.3068	2,050,000

Recent Sales of Unregistered Securities

On May 14th, 2002 and June 14th, 2002 the company issued a total of 26,598,500 shares with respect to the acquisition of Access Networks Ltd. The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.  The acquisition was subsequently rescinded and all but 3,325,620 shares were returned to treasury. The company consolidated its common stock on a 10 old for one new basis following this issue reducing the number or issued shares with respect to this transaction to 332,562.

On December 10th, 2002 the company issued 4,000,000 shares in settlement of debt.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.   The debt settlement was subsequently renegotiated and settled with cash at a discount. The shares were returned to treasury.

On March 14th, 2003 the Company issued 1,500,000 shares of common stock at a price of $0.01 per share to a creditor in settlement of a debt of $15,000.00.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.  The company consolidated its common stock on a 10 old for one new basis following this issue reducing the number or issued shares with respect to this transaction to 150,000.

On March 17th, 2003 a prior board authorized and the Company issued 1,000,000 shares of common stock, at a price of $0.01 per share to its president as a signing bonus pursuant to a resolution dated December 4th, 2002. The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144. This President then resigned. The company consolidated its common stock on a 10 old for one new basis following this issue reducing the number or issued shares with respect to this transaction to 100,000.

On April 3rd, 2003, the Company issued 3,000,000 shares of common stock pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.14% interest in a joint venture located in China. This issue was recorded at par value. The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On July 6th, 2003 the Company issued 80,000 shares of common stock for the private placement subscription tendered by an accredited investor and closed May 30th, 2003.  The investor subscribed for 80,000 units consisting of one share at $0.15 and 2.5 purchase warrants to purchase an additional share, on or before November 30th, 2003, at a price of $0.20.  Gross proceeds were $12,000.   An additional 12,000 units consisting of 1 share and 2.5 purchase warrants were recorded as a finders' fee with respect to this private placement.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On July 6th, 2003 the Company issued 2,366,324 shares of common stock at a price of $0.15 per share, for the private placement subscription tendered by a group of accredited investors closed May 30th, 2003.  Gross proceeds were $354,949.  The company recorded payment of $16,895 and issued 43,500 shares of common stock as finders' fees with respect to this private placement.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On July 25, 2003, the Company issued 19,000,000 common shares of common stock from the treasury pursuant to an agreement entered into with Red Dot Capital, Inc. to acquire a 57.1% interest in a joint venture located in China.  This issue has been recorded at par value.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On August 15th, 2003, the Company issued 1,500,000 common shares of common stock as finders' fees relating to the acquisition of Red Dot's interest in HBJV.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.  The finders' fee was re-negotiated and reduced from the 2,000,000 common shares originally approved by the shareholders.  This issue was recorded at par value.  The board of directors has since accepted a recommendation from its President and approved a resolution to return an additional 1,000,000 finders fee shares to treasury.  These were returned to the transfer agent for cancellation subsequent to the current year ended January 31st, 2005.  Accordingly, the reduction in issued capital in not reflected in this report.

On July 25, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 728,999 units at a price of $0.30 each.  Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock.  These warrants may be exercised at a price of $1.50 n or before July 31, 2005.  The Company issued 693,333 common shares on August 21, 2003, and 35,666 common shares on December 11, 2003.  Gross proceeds were $218,700.  The company recorded payment of $19,500 as finders' fees with respect to this private placement.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On December 1, 2003, the Company accepted private placement subscription offers from a group of accredited investors to subscribe for 301,300 units at a price of $0.45 each. Each unit consisted of one share of common stock and one purchase warrant to purchase an additional share of common stock.  These warrants may be exercised at a price of $1.50 on or before November 14, 2005.  Gross proceeds were $135,585.  The company recorded payment of $9,000 as finders' fees with respect to this private placement.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On December 1, 2003, a total of 104,400 warrants were exercised with respect to private placement shares issued July 6th, 2003.  The company received payment of $20,880.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On February 20th, 2004, 27,500 shares were issued at a price of $0.53 per share and 40,000 shares were issued at a price of $0.55 per share with respect to private placements to a group of accredited investors.  Each of these shares carries a warrant to purchase an additional share.  The warrants may be exercised at a price of $1.50 on or before February 13, 2006.  Gross proceeds from the sale of shares with respect to this issue were $36,575.00.  The company paid a finders fee of $2,200.00.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On April 19th, 2004, 65,308 shares were issued at a price of $0.53 per share, 110,000 shares were issued at a price of $0.55 per share and 7,120 shares were issued as finders fees with respect to private placements to a group of accredited investors.  32,428 of these shares carry a warrant to purchase an additional share at a price $1.50 on or before February 13, 2006.  150,000 of these shares carry a warrant to purchase an additional share at a price of $1.50 on or before March 13th, 2006.  Gross proceeds from the sale of shares with respect to this issue were $95,113.00.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On April 21st, 2004, 436,200 shares were issued at a price of $0.625 per share with respect to private placements to a group of accredited investors.  Each of these shares carries a warrant to purchase an additional share at a price of $1.50 on or before April 2nd, 2006.  Gross proceeds from the sale of shares with respect to this issue were $272,625.00.  The company paid a finders fee of $25,200.00.  The shares were issued in reliance on exemption from registration under Regulation S of the Securities Act of 1933, as amended and carried an appropriate restrictive legend requiring compliance with Rule 144.

On September 29th, 2004 the company accepted private placement subscription offers from two accredited investors resident in the United States to subscribe for 155,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.90 on or before September 15th, 2005 or at a price of $1.50 if exercised after September 15th, 2005 and on or before September 15th, 2006. These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  On September 29th, 2004 the company accepted private placement subscription offers from a group of foreign investors to subscribe for 51,250 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.90 on or before September 30th, 2005 or at a price of $1.50 if exercised after September 30th, 2005 and on or before September 30th, 2006. These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceeds of sale from the two transactions were $82,500.  Net proceeds of sale were $80,300.

On November 30, 2004 the company accepted a private placement subscription from an accredited investor resident in the United States to subscribe for 200,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.90 on or before November 16th, 2005 or at a price of $1.50 if exercised after November 16th, 2005 and on or before November 16th, 2006. These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  On November 30th, 2004, 2004 the company accepted private placement subscription offers from an accredited foreign investor to subscribe for 25,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.90 on or before November 16th, 2005 or at a price of $1.50 if exercised after November 16th, 2005 and on or before November 16th, 2006. These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceeds of sale from the two transactions were $88,000.  Net proceeds of sale were also $88,000.

On December 9th, 2004 the company issued 1,600,000 shares of common stock at a price of $0.68 pursuant to an acquisition agreement under which the shares were to be issued to upon completion of an independent audit following acquisition of the company’s interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd.  These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this acquisition are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.   The proceeds of sale were $1,088,000 in the form of reduced liability to the vendor of our interest in accordance with the terms of the acquisition agreement.

A summary of outstanding warrants to purchase common stock as at January 31st, 2005 is presented in the following table:

Warrant Exercise Terms	Shares Available
At $1.50 before July 31st, 2005	728,999
At $0.90 before September 15th, 2005 or at $1.50 before September 15th, 2006	155,000
At $0.90 before September 30th, 2005 or at $1.50 before September 30th, 2006	51,250
At $1.50 before November 14th, 2005	301,300
At $0.90 before November 16th, 2005 or at $1.50 before November 16th, 2006	220,000
At $1.50 before February 13th, 2006	99,928
At $1.50 before March 13th, 2006	150,000
At $1.50 before April 2nd, 2006	436,200
Total warrants outstanding as at January 31st, 2005	2,142,677

Item 6 – Managements Discussion and Analysis or Plan of Operation

This Management Discussion and Analysis focuses on key information drawn from the consolidated financial statements of Amersin Life Sciences Corporation for the year ended January 31st, 2005 and pertains to known risks and uncertainties relating to its businesses. It also includes qualitative information prepared by the management of our operating subsidiary to the extent that it is believed to be useful in developing an understanding the results of operations, the risk inherent in operations, the degree to which we will require supplementary funding to obtain our objectives and other matters we believe may be of interest to our shareholders or useful to them in assessing the risks associated with investing in our common stock.  It should not be considered all-inclusive as it excludes changes that may occur in general economic, political, and environmental conditions as well as other matters that may, subsequent to the date of this report, become relevant or that did not appear to be relevant at the time of this report.  The discussion regarding the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements of Amersin Life Sciences Corporation set forth in Item 7 of this report.  The reader’s attention is also drawn to the cautionary note regarding forward looking statements appearing as page 4 of this report.

Amersin Life Sciences Corporation’s business plan is to build an organization involved in all facets of the pharmaceutical life sciences in China through acquisition and vertical integration of controlling interests in operating subsidiaries located in China.  To date we have acquired an interest in two dosage form pharmaceutical manufacturing companies.  In the fiscal year ended January 31st, 2005 we sold our interest in our first acquisition.  Our revenues and reported profitability are all generated by the remaining company, Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (Hubei Benda) in which we have purchased a 60% controlling interest.  All references in this discussion to operational plans or historical achievements are made with respect to our interest in that operation unless specifically stated otherwise.  There is risk inherent in deriving all of our revenues from a single subsidiary.   There is also risk in that the laws and regulations regarding acquisitions within the pharmaceutical industry in China may change and significantly impact our ability to grow through acquisitions

Hubei Benda employs 266 full-time employees including 31 Management and Administrative staff, 30 Technologists and Research staff, 23 Sales and Marketing staff and 182 Pharmaceutical production staff.  It owns two production facilities: an injection facility used to produce pharmaceuticals in injectable form; and a solids facility used to produce pharmaceuticals in tablet, capsule, oral liquid, powder and other forms. The injection facility was reconstructed and certified to the latest GMP standards in late 2003. Reconstruction of the solids facility commenced in October 2004 and is about 70% complete after which it will also be certified to the latest GMP standards.  If construction and certification of the new facility is not completed our business and opportunities for future growth would be materially and adversely affected.  Hubei Benda is the largest producer of small-format injectable pharmaceuticals in Hubei Province.  Ranking about seventh overall in China, it is expected to be the largest producer in Central China once current renovations and increases to production capacity are completed. At the time of our acquisition in June 2004 the subsidiary owned 79 drugs licenses, classified in 11 categories according to the following table:

● Antiviral	● Vitamin supplement
● Antihypertensive	● Cardiovascular and cerebrovascular
● Haemostatic	● Local anesthetic
● Anti-inflammatory analgesic	● Hormone
● Anti-anemia drugs	● Anti-Hypertension
● Diabetes treatment drugs

Many licenses are currently commercialized, including: two Heamostatic pharmaceuticals, Tranexamic Acid and Xuejing®; Nefopan Hydrochloride for pain management; several anti-inflammatories including Shuzheng-B® and Riboflavin Sodium Phosphate; Ribavirin, a leading anti-viral; and a range of generic pharmaceuticals.  We have a large distribution network covering all major cities in China with agent and marketing offices in Beijing, Tianjing, Wuhan, Guangzhou, and the Guizhou province.  Our domestic distribution network continues to expand and there are many opportunities to commercialize additional licenses within the existing channel.

Although we initially purchased a controlling interest in only the dosage forms division we also act as sales agents domestically and internationally for the BendaS&T raw materials and bulk products divisions still owned by the minority partners. There are many opportunities to expand the scope of the joint venture to include some or all of the partners’ other interests as improved leverage opportunities and/or funding permit.  This expansion is key to our short term plans for growth; however, it will require additional funding we have not yet provided for and without additional funding expansion in this way would not be possible.

In addition to the domestic market, finished and/or bulk products are currently exported to England, Pakistan, India, South Africa and Singapore. BendaS&T has actively pursued development of the export markets throughout the last decade and maintains close cooperative relations with several of the leading multi-nationals.  The additional visibility arising from the association with the public company and its investor relations effort regularly generates inquiries from around the world and with them opportunities to develop new relationships and to tender supply of additional products.  Although the domestic market provides the largest and most immediate opportunity for rapid growth, international sales and production contracts are a key part of our overall strategy and may provide additional opportunities as we complete the patent and licensing processes for our new biotech products.  China is under significant international pressure to revalue its currency.  If it does not do so it is possible that some countries will implement restrictive trade policies or tariffs that would have a significantly negative impact on our ability to expand through growth in export sales.

Since acquisition of our controlling interest in Hubei Benda in June 2004, we have focused on restructuring its product lines and streamlining production to place the greatest emphasis on established markets for higher margin pharmaceuticals. This has resulted in modest improvements to gross revenue in key product areas and significant improvements to profitability.  Approximately 8% of our net profit is re-invested in Research and Development which has led to the fast-tracking of several new products under development; licensing of two new generic drugs; submissions to China’s SFDA for approvals for four new pharmaceuticals; and submission to the Hubei Food and Drug Administration for licensing of eight new pharmaceuticals.

We obtained licensing (National Medicine Authentication Code H20044601) for Tranexamic Acid Injection (0.5g: 5ml), a preferred haemostatic in clinic use.  We introduced the product to market in October 2004. The total domestic market for the product is approximately 270 million dollars with only four manufacturers producing to meet the demand.

We obtained licensing (National Medicine Authentication Code H42021048) and began production of Ribavirin Injection (200mg: 2ml), a broad-spectrum anti-viral medicine with an annual domestic market of approximately $73 million dollars.  Our minority partner Benda S&T, are the largest producer of bulk Ribavirin in central China which will allow us to compete aggressively for market share if necessary.  There are also significant markets for this anti-viral staple throughout South-East Asia.

We obtained approval (Y0405945) from China’s SFDA for Vitamin C Injection (1g: 2.5ml).  The annual domestic market is approximately 61 million dollars.

We obtained approval (Y0417118) for Lomefloxacin Aspartate Injection (0.1g: 2ml) and (Y0417119) Lomefloxacin Aspartate Injection (0.2g: 5ml) from China’s SFDA.  These are antibiotics with an annual domestic market of approximately 48 million dollars.

We obtained approval (Y0416162) from China’s SFDA for α-Asarone an anti-biotic used to treat upper respiratory infection.  The annual domestic market is approximately 36 million dollars and currently served through import from other countries.  We expect to be the only domestic manufacturer.

We obtained approval (Y0414206) from China’s SFDA for Lappaconitine Hydrobromide Tablet a biotech used in the treatment of withdrawal symptoms when treating drug addiction.  The annual domestic market is approximately 36 million dollars and currently served through import from other countries.  We expect to be the only domestic manufacturer.

We have also submitted and expect approval for eight new products from the Hubei Food and Drug Administration including Asarone in injectable, tablet, granule and liquid forms; the antibiotic Levofloxacin Mesylate and Amino Acid based pharmaceuticals Lysine Hydrochloride Injection (3g: 10ml) and Lysine Hydrochloride Injection (5g: 20ml).

The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. We will not be able to commercialize licenses for pharmaceuticals in sold forms unless and until we complete construction and certification of our new solid-form production facility.

Working closely with local management we have focused attention on marketing initiatives designed to promote brand awareness and broaden distribution. We have developed close cooperative relationships with large wholesalers for generic drugs as well as long-term strategic relationships with a group of key distributors who have large sales networks with strong end-user promotional abilities. These distributors were selected based upon solid core competencies that compliment the new marketing initiatives we are developing in-house and will help to ensure our future domestic market objectives are met.

We view the first eight months of operations to have been a tremendous success.  While gross revenues were slightly less than originally predicted, operating margins, and thus gross profit, far exceeded our original projections.  This highlights the effectiveness of providing continuity of successful management and production processes as part of our acquisition strategy and, in particular, highlights the ongoing strength in management and the commitment of our minority partners to work with us to streamline operations well ahead of schedule and to build a market driven, profitable base upon which to expand operations .  It is upon these solid results that we head into the 2005 fiscal year with confidence and excitement.  Operating results are summarized in the following table:

2004 Fiscal Period	Revenue	Net Operating Profit
Partial Second Quarter(1)	$1.85 million	$682,000

Third Quarter(2)	$2.04 million	$636,000
Fourth Quarter(3)	$2.50 million	$848,000

(1)  Drawn from, and should be considered with the notes to, the consolidated financial statements filed with the Securities and Exchange Commission for the second quarter ended July 31st, 2004 available at: http://www.sec.gov/Archives/edgar/data/1009919/000101540204003946/0001015402-04-003946-index.htm

(2) Drawn from, and should be considered with the notes to, the consolidated financial statements filed with the Securities and Exchange Commission for the third quarter ended October 31st, 2004 available at: http://www.sec.gov/Archives/edgar/data/1009919/000101540204005372/0001015402-04-005372-index.htm

(3) Drawn from, interim results of operations for the subsidiary filed with the Securities and Exchange Commission for the fourth quarter ended January 31st, 2005 available at: http://www.sec.gov/Archives/edgar/data/1009919/000101540205001731/0001015402-05-001731-index.htm

Amersin’s two year strategic plan calls for completion of a vertically integrated industrial chain covering three key tiers of pharmaceutical life sciences including:

•

raw materials and bulk production

•

dosage form production

•

logistics

This will be undertaken in three phases:

In the first phase, management is focused on strengthening and increasing the profitable existing production base by continuing to re-align production to increase return on capital by focusing on higher margin pharmaceuticals with established markets and to use those as leverage to further expand its marketing network for domestic sales.  This process is well underway and proof of concept is evident in higher operating margins accompanied by modest sales increases in key product areas leading to significantly improved profitability.  Completion of GMP certification of the solids plant will pave the way for commercialization of additional existing licenses as well as several of the new products for which we have received approval in solid form.  It will also allow us to apply for licenses to produce the two new high profile biotech products used to treat cancer and diabetes which were acquired at the time of the acquisition of our interest in Hubei Benda.

Our auditors have appropriately included a going concern statement in the Note 1(c) to the financial statements based upon a calculated working capital shortfall of $1,528,845.  As calculated, this shortfall includes two items which must addressed.  Bank loans totaling $1,573,000 have matured and are now reported as current liabilities.  A final payment of $1,205,000 is due with respect to the acquisition of our interest in the joint venture in the coming fiscal year and is accordingly now also included as a current liability.  Bank loans are payable in the Chinese currency, are serviced by domestic sales and as such would not be directly affected by a revaluation of the currency. Management does not anticipate difficulty in negotiating new maturity dates for the bank debt.  Discussions are ongoing and there is initial agreement; however, with the injection of additional capital would facilitate more favorable terms and longer term restructuring.   Successful negotiation of new maturity dates for the bank debt would reduce current liabilities by $1,573,000 and entirely eliminate the working capital deficit as calculated resulting in a small working capital surplus; however, it is important to understand that it would not, in and of itself, provide additional working capital necessary to complete and certify the solids-form production facility or provide working capital with which to increase production and profitability.  Our production is currently working capital constrained.  Demand exceeds our ability to fund the growth.  Additional capital is necessary to overcome this.  Under the terms of our acquisition agreement, funds paid to Benda S&T with respect to the acquisition are immediately re-invested in the joint venture as a five-year, non-interest bearing loan.  Management is actively considering proposals for funding and anticipates that it will initially raise a small amount of capital, sufficient to meet the company’s obligation under the acquisition agreement.  This would result in an additional $1,205,000 being restated as long term debt and, in combination with successful renegotiation of maturity dates for the bank debt, would result in a significant working capital surplus.  Completion of our investment would not only result in a calculated working capital surplus, it would provide the capital necessary to complete phase one of our two year plan including completion and certification of the solids-form production facility, additional working capital to provide for modest production increases in the injection-form facility and additional working capital to begin ramping up production in the newly certified solid-form production facility.  The injection of additional capital would also facilitate restructuring of the bank debt on more favorable terms, potentially also providing increases to short term lines of credit to fund accounts receivable and other demands on capital created by the anticipated increases in production and revenues.  It is essential that the company raise additional capital to eliminate the going concern notation and to begin implementation of its near term growth strategy.  It is anticipated that the funds required to do this would be raised outside of China.  A revaluation of the Chinese currency prior to raising the funds would be expected to have an additional dilutive effect, requiring additional foreign currency to meet the demand.

In the second phase, Amersin plans to purchase a controlling interest in the raw materials and bulk pharmaceutical operations from its minority partner, Benda S&T, thus fully integrating the production chain and making it the largest producer of Ribavirin in China. Ribavirin is a systemic anti-viral sold under the brand names Copegus® and Rebetol® in the United States, under the brand name Virazol® in the United States and Canada and as Tribavirin in the United Kingdom and other parts of the world.  It is used to treat severe pneumonia in infants and young children and, in combination with other agents such as Interferon alfa-2B or Peginterferon alfa-2B, to treat a viral liver infection knows as hepatitis C.  Work has begun on securing US FDA certification for Ribavirin as a bulk pharmaceutical product.  Its position as an established and effective antibacterial in the region is strategically significant in moving forward and securing markets for additional products to treat more recent threats such as SARS or the Avian Flu (H5N1) as they are developed or become available to us for licensing.

In the third phase, Amersin will develop a pharmaceutical logistics center.  This will serve as a base from which to further develop domestic as well as international markets and will be of strategic importance in attracting licensing and distribution agreements for advanced pharmaceuticals to be sold in the burgeoning Chinese market.

Completion of the first phase of our strategic plan is critical to our ongoing success.  Although profitable, our resources are underutilized.  The injection facility is GMP certified to the latest standards but is working capital constrained and produces pharmaceuticals from a small range of the available licenses.  The solids factory is not yet certified to the new standards although work on this is substantially complete. Re-construction is about 70% complete and deposits totaling a little more than 50% of the value of all of the required equipment have been paid.  Subject to funding, which we anticipate will result from a combination of debt and equity, the facility is approximately 30 days and $600,000 from completion followed by 30 to 60 days of regulatory processes while it is certified to the latest GMP standards by the State Food and Drug Administration (SFDA).  It is constructed entirely in accordance with the plans submitted to and approved by the SFDA.  Management have developed a good working relationship with the SFDA, understand the process well following certification of the injection facility and are confident that with May funding in place, construction would be completed by the end of June and the facility would be ready to schedule initial production runs in late August.  We have received expressions of interest from several funding sources and anticipate that an offer to finance on commercially acceptable terms is forthcoming.  Under the acquisition agreement wherein we acquired our interest in Hubei Benda we owe approximately $1.2 million dollars which will be reinvested in Hubei Benda by the vendor for a period of five years with unspecified repayment terms and carrying no interest.

Phase one funding calls for the injection of 12.3 million RMB (1.5 million dollars) to be used for completion and certification of the solids manufacturing facility and to provide additional working capital to expand production and introduce new products throughout the year.  The allocation of funds is detailed in the following table:

Purpose	Allocation of Funds
	Total		Production / Market Development
Completion and certification of new solids form facility	RMB:	4,900,000	n/a	/	n/a
	≈USD:	$600,000
• New Pharmaceutical: Levorotation of Loxacin tablet	RMB:	350,000	290,000	/	60,000
	≈USD:	$ 42,700	$ 35,400	/	$ 7,300
• New Pharmaceutical: Xixin Naopian (Asarone)	RMB:	700,000	560,000	/	140,000
	≈USD:	85,400	$ 68,300	/	$17,100
• New Pharmaceutical: Qiweiben capsule (Diabetes drug)	RMB: ≈USD:	1,100,000 $134,100	880,000 $107,300	/ /	220,000 $ 26,800
• New Pharmaceutical: Qiankun Fukang pill	RMB: ≈USD:	800,000 $ 97,600	420,000 $ 51,200	/ /	380,000 $ 46,400
• New Pharmaceutical: Liba Weilin granule (Ribavirin)	RMB: ≈USD:	250,000 $ 30,500	190,000 $ 23,200	/ /	60,000 $ 7,300
• New Pharmaceutical: Erythromycin granule	RMB: ≈USD:	350,000 $ 42,700	290,000 $ 35,400	/ /	60,000 $ 7,300
• New Pharmaceutical: Liba Weilin oral liquid (Ribavirin)	RMB: ≈USD:	550,000 $67,100	310,000 $ 37,800	/ /	240,000 $ 29,300
• New Pharmaceutical: Yan Long Anti-Cancer	RMB: ≈USD:	3,300,000 $ 402,400	2,150,000 $ 262,200	/ /	1,150,000 $ 140,200
Total for production and market development of new products	RMB: ≈USD:	7,400,000 $ 900,000	4,970,000 $606,000	/	2,430,000 $ 294,000

In total, $600,000 will be used to complete GMP certification of the solids form manufacturing facility the majority of which will be allocated to completing the purchase price of new manufacturing equipment.  An additional $900,000 will be spent and licensing and market development for existing and new products throughout the balance of the year.  Completion of this part of our phase one strategic plan will provide Hubei Benda with production facilities certified to the latest GMP standards for production of pharmaceuticals in all common dosage forms including injections, tablets, pills, capsules, granules and oral liquids.  It will have the largest small format injection capacity in Central China as well as competitive capacity in other dosage forms that will allow it to grow significantly. Following GMP certification of the new solids facility, production capacity for several key dosage forms will be as follows:

Dosage Form	Production Capacity	Remarks
Injection	800 million pieces per year	Largest scale and lowest cost in Hubei province
Tablet	500 million tablets per year
Capsule	400 million capsules per year	Production base for nationwide anti-diabetic drugs
Granule	100 million packets per year
Oral solution	20 million units per year	Important production base for nationwide anti-cancer drugs

Although we could quickly re-enter the market with a range of generic drugs in solid form to achieve large sales revenues, margins for generic drugs are low.  Working capital would be better allocated to long term growth.  Our plan calls for a ramp up period throughout the balance of the year while higher margin solid form pharmaceuticals are introduced to the market and applications are made for production licenses for the two new biotech products used to treat cancer and diabetes.  This is similar to the very successful approach we have taken for pharmaceuticals in injectable form and should allow us to build towards significant sales volume in the even higher margins afforded pharmaceuticals in solid form.  For this reason, although it is possible we will achieve significant sales levels with some products as they are introduced and perform beyond expectations, projections for the 2005 fiscal year do not include significant revenues from the solids line. Management is confident that an extrapolation of the eight months performance in the previous fiscal year to a full operating year are realistic, resulting in sales revenues of between 9 and 10 million dollars and net operating profits of approximately 3 million dollars in the subsidiary based upon the current fixed exchange rate.  We will work towards improving upon this in the last two quarters of the current year if markets are established for pharmaceuticals in solid form in line with our more optimistic projections.

It should also be noted that we continue to require funding to maintain the parent company.  Our expenditures in North America are modest consisting primarily of management fees, professional fees, compliance costs and communications costs.  We have historically funded these through the sale of stock and plan to continue to do so as required to allow us to re-invest the profits in the subsidiary for the foreseeable future.  We do not have sufficient funds to operate the parent company throughout the current fiscal year without either raising capital through the sale of our stock or drawing on profits generated by the subsidiary.

It is important to note that a pending revaluation of the Chinese Renmimbi (RMB) would have a significant impact on our assets and performance when stated in US dollars.  A revaluation of 25% would result in a 33% increase in revenues and profits when stated in US dollars.  A 3 million dollar profit would be restated as a 4 million dollar profit.  A 30 million dollar revenue projection in subsequent years would be restated as a 40 million dollar projection.  It should also be noted that the revaluation of the currency would decrease the purchasing power of the US dollar, requiring more US dollars to achieve the same result and potentially having a dilutive effect.  For this reason, management believe that the accretive effects of completing phase one financing in the short term, prior to revaluation of the currency, would largely offset the dilution of any portion of the financing based on equity at this level and would be in the best interest of our shareholders.  Fewer US dollars would be required prior to the revaluation which would then be used to complete phase one, generating additional revenues and profitability that would increase further based upon restatement US dollar reported revenues and profitability following the revaluation.

Our investor relations department found in the past that the greatest responses to news about the company’s progress came from products with names that are well know in the West or that serve a well understood niche such as birth control, sleep aids or pain management.  Since selling our interest in the factory producing those types of products, and in spite of consistent profitability from our most recent acquisition, we have not caught the mind-share of North American investors.  We believe this has led to an undervalued stock in comparison to similar micro-cap issues. To date, most of our commercialized licenses have been for products bearing Chinese names or trademarks and used to treat conditions for which there is not a lot of interest.  The introduction of products such as Riboflavin, Ribavirin and Erythromycin with their English names may make our material an easier read and attract investors to develop an understanding and become more familiar with what we do.  Public awareness and interest in Diabetes and Cancer in the Western world is significant.  We believe that with continued profitability and significant progress on licensing the new biotech products for treatment of Diabetes and Cancer, interspersed with good sales for our new product Shusai-A, a non-addictive substitute for Morphine or Dolantin, and additional awareness created by news of the introduction of as many as 40 new pharmaceuticals from our existing set of licenses; we will be able to put a face on the company that is of interest to Western investors and that will facilitate additional financing or improved leverage to support moving forward to phases two and three of our strategic plan.

Amersin is committed to building investor equity through strategic acquisition and vertical integration.  Funding and completion of phase one of our operating plan will be a milestone in building upon an already profitable base of operations and in rounding out the business of the company to something that is more easily understood and of more interest to investors.  We believe that our current market price represents a significant opportunity that is likely to attract the investment necessary to move forward and that, with an expanded investor awareness effort following completion of the new plant, our achievements will be reflected in the market allowing us to move forward with other opportunities we have identified; however, as detailed throughout this report and for other reasons that may not be detailed in this report, investment in Amersin Life Sciences Corporation must be considered a speculative investment and as such no investor should in vest in the company unless he or she can withstand loosing some or all of that investment.

The company has no off balance sheet arrangements to report.

 Item 7 – Financial Statements

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Balance Sheets (Expressed in US Dollars)

	January 31,
	2005	2004
Assets
Current Assets
Cash and cash equivalents (Note 2)	$623,219	243,804
Accounts receivable	486,352	-
Proceeds receivable from disposal of Joint Venture (Note 3)	118,000	-
Inventory (Note 4)	354,552	678,785
Prepaid expenses	1,172,691	352,278
Total Current Assets	2,754,814	1,274,867
Cash restricted as to use by court order (Note 13)	82,056	82,056
Property, plant and equipment, at cost (Note 2)	5,245,191	2,975,487
Less: accumulated depreciation	(554,197)	(1,333)
Net property, plant and equipment	4,690,994	2,974,154
Deferred charges	-	78,492
Construction in progress	844,098	-
Goodwill and other Intangible assets (Note 7)	2,928,082	-
Total Assets	$11,300,044	$4,409,569

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$713,998	$303,202
Loans payable to related parties (Note 5)	791,661	-
Liabilities for acquisition of subsidiary (Note 1)	1,205,000	-
Short term bank loans (Note 6)	1,573,000	-
Total Current Liabilities	4,283,659	303,202

Long Term Debt - loans from related parties (Note 5)	2,081,200
Minority interest in Joint Venture Corporation (Note 12)	1,073,485	3,622,500

Stockholders' Equity
Capital stock
33,861,885 common shares (January 31, 2004 30,744,507) – Par value $0.0001 per share	33,862	30,745
Additional paid in capital	4,333,746	2,538,276
Advances on proposed subscriptions	80,000	22,000
Share capital to be issued (1)	952,000	-
Contributed surplus	-	12,075
Contributed surplus - stock-based compensation	322,146
Retained earnings (deficit)	(1,860,054)	(2,118,606)
Cumulative currency translation adjustments (Note 2)	-	(623)
Total stockholders' equity	$11,300,044	$4,409,569

Commitments - Notes 1, 5, 6, 12
Going Concern - Note 1
Lawsuit - Note 13
Subsequent Events - Note 14

Approved on behalf of the board of directors per
/s/ H. Y. (Reid) Li, Director and Chief Executive Officer
/s/ E. H. (Eric) Fletcher, Director and Chief Financial Officer

See Accompanying Notes and Independent Auditors' Report

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Statements of Income (Expressed in US Dollars)

	Quarter Ended January 31,		Year Ended January 31,
	2005	2004	2005	2004

Revenue	$2,610,102	$-	$6,610,774	$-
Cost of Good Sold	(1,314,928)	-	(3,355,878)	-
Gross Profit	1,295,174	-	3,254,896	-
Gross Profit %	49.62%		49.24%
General and Administration Costs
Bank charges and interest	29,207	331	75,933	1,783
Depreciation - tangible assets	160,679	593	316,942	1,333
Depreciation - intangible assets	(15,131)	-	16,172	-
Finders' fees	-	12,640	38,535	69,140
Foreign exchange loss	480	8,708	(3,552)	8,708
Investor communications	24,257	27,501	88,089	29,740
Joint Venture organization costs	-	160,743	-	160,743
Management fees	38,368	39,496	118,117	115,496
Office expenses	54,372	997	351,108	8,943
Professional fees	140,060	87,423	235,146	236,598
Salaries and benefits	21,338	-	44,277	-
Stock transfer and filing fees	4,097	2,817	6,412	11,087
Stock-based compensation	322,146	-	322,146	25,000
Travel and promotion	95,671	-	189,346	17,632
Write-off of accounts payable	-	-	(160,743)	(70,000)
	875,544	341,249	1,637,928	616,203

Net profit (loss) from operations	419,630	(341,249)	1,616,968	(616,203)

Minority interest	(405,475)	-	(934,639)	-
Loss on disposal of HBJV	-	-	(423,777)	-
Loss on terminated acquisition	-	-	--	-

Net profit (loss) for the period	$14,155	$(341,249)	258,552	$(616,203)

Accompanying Notes and Independent Auditors' Report

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Statements of Retained Earnings (Deficit)

	Quarter Ended January 31,		Year Ended January 31,
	2005	2004	2005	2004

Net profit (loss) for the period	$14,155	$(341,249)	$258,552	$(616,203)
Retained earnings (deficit),
beginning of period	(1,874,209)	(1,777,357)	(2,118,606)	(1,502,403)
Retained earnings (deficit),
end of period	$(1,860,054)	$(2,118,606)	$(1,860,054)	$(2,118,606)

See Accompanying Notes and Independent Auditors' Report

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Statement of Cash Flows Expressed in US Dollars)

	Quarter Ended January 31,		Year Ended January 31,
	2005	2004	2005	2004
Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$14,155	$(341,249)	$258,552	$(616,203)
Items not requiring use of cash
Depreciation - tangible assets	160,679	593	316,942	1,333
Depreciation - intangible assets	(15,131)		16,172	-
Minority interest	405,474	-	934,638	-
Write-off of accounts payable				(70,000)
Stock-based compensation	322,146		322,146	25,000
Loss on disposal of HBJV	--	-	423,777	-
Stock issued for finders' fees	(7,249)	-	3,774	18,395
Stock issued for services	-	-	140,000	525,000
Cumulative currency translation Adj.	-	18	-	(623)
Joint venture organization cost payable	-	-	(160,743)	70,000
Changes in non-cash working capital items
Prepaid expenses	(241,093)	89,902	(736,863)	(352,278)
Inventory	294,335	-	(165,132)	(542)
Accounts receivable	(111,547)	-	(308,764)	-
Proceeds receivable from
disposal of JV	-	(82,056)	(200,056)	(82,056)
Travel advance	4,766	-	4,766	-
Accounts payable	1,043,072	(67,118)	1,551,034	56,725
Net cash derived from operating activities	1,869,607	(399,910)	2,400,243	(425,249)
Financing activities
Capital stock issued for cash	(1,146,951)	172,685	(667,387)	769,634
Contributed surplus	-	(100,829)	-	(12,925)
Loans from related parties	34,633	-	993,907	-
Short term bank loans	-	-	943,800	-
Advances on proposed subscriptions	80,000	(2,220)	58,000	22,000
Net cash provided by financing activities	(1,032,318)	69,636	1,328,320	778,709
Investing activities
Fixed assets purchased	-	(1,034)	(3,285,552)	(31,230)
Deferred charges	-	153,789	-	(78,492)
Construction in progress	(626,323)	-	(803,328)	-
Investment in joint venture	-	-	401,672	-
Intangible assets	-	-	(923,294)	-
Acquisition of interest in joint venture	-	-	1,470,878	-
Net cash (used in) investing activities	(626,323)	152,755	(3,139,624)	(109,722)
Cash and cash equivalents,
increase (decrease) during the period	210,966	(177,519)	588,939	243,738
Cash and cash equivalents,
beginning of period	412,253	421,323	23,163	66
Cash of subsidiary at date of acquisition	-	-	11,117	-
Cash and cash equivalents,
end of period	623,219	$243,804	$623,219	$243,804

See Accompanying Notes and Independent Auditors' Report

AMERISIN LIFE SCIENCES CORPORATION

(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)

Consolidated Statement of Stockholders' Equity

From Date of Inception on December 18, 1998 to January 31, 2005

(Expressed in US Dollars)

				Shares to be
				Issued and			Cumulative
			Additional	Advances on		Retained	Currency
	Number of	Par	Paid-in	Proposed	Contributed	Earnings	Translation
	Shares	Value	Capital	Subscriptions	Surplus	(Deficit)	Adjustments	Total
Balance, January 31, 2003	15,828,762	15,829	1,345,163	-	-	(1,502,403)	-	(141,411)
Shares issued for consulting fee	1,500,000	1,500	13,500					15,000
Shares issued for debt	1,500,000	1,500	13,500					15,000
Shares issued for bonus	1,000,000	1,000	9,000					10,000
Cancellation of issuance of shares	(4,000,000)	(4,000)	(116,000)					(120,000)
	15,828,762	15,829	1,265,163	-	-	1,502,403)	-	(221,411)
1:10 consolidation, April 2, 2003	1,582,884	15,829	1,265,163	-	-	(1,502,403)	-	(221,411)
Shares issued for the deposit on assignment of
acquisition agreement for 57.1% interest of
Hubei Pharmaceutical Co., Ltd.
(Total of 22,000,000 shares),
recorded at par value	3,000,000	3,000						3,000
Shares issued for cash @$0.15
Issued on July 6, 2003	2,446,324	2,446	364,503					366,949
Shares issued for finders' fees
Issued on July 6, 2003	55,500	56	16,839					16,895
Balance of Shares issued for the deposit on assignment
of acquisition agreement for 57.1% interest of Hubei
Pharmaceutical Co., Ltd. (Total of 22,000,000
shares) recorded at par value	19,000,000	19,000		-				19,000
Adjustment of Paid in Capital		(14,246)	14,246
Shares issued for finders' fees
Issued on August 15, 2003	1,500,000	1,500						1,500
Shares issued for cash @$0.30
Issued on August 21, 2003	693,333	693	207,307					208,000
Shares issued for Consultants
fees, issued on August 29, 2003	2,000,000	2,000	498,000					500,000
Shares issued for cash @$0.45/unit,
issued on December 1, 2003	301,300	301	135,284					135,585
Shares issued for cash @$0.30/unit,
issued on December 11, 2003	35,666	36	10,664					10,700
Warrants exercised @$0.20/share	104,500	105	20,795					20,900
Option exercised @$0.22/share	25,000	25	5,475					5,500
Advances on proposed subscriptions				22,000				22,000
Contributed Surplus					12,075			12,075
Cumulative currency translation adjustments							(623)	(623)
Net loss for the year ended
January 31, 2004						(616,203)		(616,203)
Balance, January 31, 2004	30,744,507	# 30,745	2,538,276	22,000	12,075	(2,118,606)	(623)	483,867

AMERISIN LIFE SCIENCES CORPORATION

(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)

Consolidated Statement of Stockholders' Equity

From Date of Inception on December 18, 1998 to January 31, 2005

(Expressed in US Dollars)

				Shares to be
				Issued and			Cumulative
			Additional	Advances on		Retained	Currency
	Number of	Par	Paid-in	Proposed	Contributed	Earnings	Translation
	Shares	Value	Capital	Subscriptions	Surplus	(Deficit)	Adjustments	Total
Brought forward	30,744,507	30,745	2,538,276	22,000	12,075	(2,118,606)	(623)	483,867
Shares issued for cash @$0.53/share
issued on February 20, 2004	27,500	28	14,547					14,575
Shares issued for cash @$0.55/share
issued on February 20, 2004	40,000	40	21,960					22,000
Shares issued for cash @$0.53/share
issued on April 19, 2004	65,308	65	34,548					34,613
Shares issued for cash @$0.55/share
issued on April 19, 2004	110,000	110	60,390					60,500
Shares issued for finders fees
issued on April 19, 2004	7,120	7	3,767					3,774
Shares issued for cash @$0.625/share
issued on April 21, 2004	436,200	436	272,189					272,625
Contributed Surplus					(12,075)			(12,075)
Cumulative currency translation adjustments							623	623
Shares issued for cash @$0.40/share	206,250	206	82,294					82,500
Shares to be issued on acquisition of joint venture				930,000				930,000
Shares issued for								-
consulting fee @ $0.35/share	400,000	400	139,600					140,000
Shares issued for cash								-
on December 8, 2004	225,000	225	79,775					80,000
Shares issued for acquisition								-
on December 9, 2004	1,600,000	1,600	1,086,400					1,088,000
Advances on proposed subscriptions				80,000				80,000
Stock-based Compensation					322,146			322,146
Net profit for the year ended								-
January 31, 2005						258,552		258,552
Balance, January 31, 2005	33,861,885	$33,862	$4,333,746	$1,032,000	$322,146	$(1,860,054)	$-	$3,861,700

See Accompanying Notes and Independent Auditors' Report

Note 1.

  ORGANIZATION AND NATURE OF BUSINESS

(a)

Amersin Life Science Corporation (“the Company”) is incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, Inc. and changed its name to Pan Asia Communications Corp. In the exploration stage, the Company was engaged in the acquisition, exploration and development of mineral properties and is now in the pharmaceutical business and is no longer a development stage enterprise, effective the current fiscal year, and, accordingly, accumulated figures for the statements of income, retained earnings (deficit) and cash flows are no longer disclosed. Effective April 2, 2003, the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group, Ltd. and consolidated its capital on a 10 old for 1 new basis. It changed its name to Amersin Life Science Corporation on January 6, 2005.

(b)

By agreement dated May 26, 2004 the Company agreed to acquire the majority partners, 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) through issuance of 1,600,000 common shares of the Company at a price of $0.68 per share for $1,088,000, and the issuance of an additional 1,400,000 common shares at a price of $0.68 per share for $952,000 for a license for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction and $220,000 of the latter has been paid, leaving a balance outstanding at January 31, 2005 of $1,205,000.  The Company proposes to request an extension date for the payment of this amount. The statement of income includes operations of the subsidiary for the months of June 2004 to January 31, 2005 inclusive.  Assets and liabilities of subsidiary at the date of acquisition are as follows:

Assets	$7,377,047
Liabilities	$3,944,431
Equity	$3,432,616
Minority interests - 40% of above	$1,373,046
Computation of Goodwill
Equity in subsidiary at date of acquisition	$3,432,616
Deduct: Minority interests - 40%	(1,373,046)
Net Equity for parent	2,059,570
Purchase Consideration
1,600,000 common shares at a price of $0.68 per share	1,088,000
Liability for purchase of acquisition	1,425,000
2,513,000
Goodwill at date of Acquisition (Note 7)	$453,430

(c)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $1,860,054 to January 31, 2005 of which $1,502,403 were losses when the Company was in the mining exploration stage.   The Company has a working capital deficiency of $1,528,845 at January 31, 2005.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

(b)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Benda. The 40% interest in Benda owned by two principal owners is shown as a minority interest in these consolidated financial statements. All inter-company transactions and inter-company balances have been eliminated.

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

(d)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less, except for $82,056 which is cash restricted as to use, and the latter amount is held by a Court in China, subject to disposition of the lawsuit outlined in Note 13, below.

(e)

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

(f)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.  Deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward.  As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. (Note 11(b) Income Tax – The United States, below)

Income Tax Exemptions and Reductions, relating to operation of the joint venture corporation in China are disclosed in Note 11(a).

(g)

Stock Based Compensation

Effective January 1, 2005, the Company adopted revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.”  This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction.  The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards.  Stock-based compensation newly issued in 2005 is expensed in accordance with the fair value based method of accounting.  The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period.  The Company estimates the fair value of stock options using the Black-Scholes option valuation model, as outlined in Note 9.

(h)

Net Profit (Loss) Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

(i)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized.  The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

(j)

Long-lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Long-lived assets to he disposed of other than by sale are classified as held and used until they are disposed of.  Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

 (k)

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

Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative currency translation adjustment is disclosed as part of stockholders’ equity and summarized below:

		Year Ended January 31,
	2005		2004
Balance, Beginning of period	$(623)		$0
Change during the period	623		(623)
Balance, End of period	$0		$(623)

(l)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfer to the consumer, which usually occurs at the time shipment is made  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.  Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of Sales.”

(m)

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

(n)

Segmented Information

The Company’s identifiable assets as are located in the following countries:

(-1)	Canada	China	Total
Current assets	$340,934	$2,413,880	$2,754,814
Cash restricted as to use	-	82,056	82,056
Net fixed assets	5,287	4,685,707	4,690,994
Construction in progress	-	844,098	844,098
Other assets	-	2,928,082	2,928,082
Total assets	346,221	10,953,823	11,300,044
Year Ended January 31, 2005
Revenue	-	6,610,774	6,610,774
Cost of Good Sold	-	(3,355,878)	(3,355,878)
	-	3,254,896	3,254,896
General and Administration Costs	(659,938)	(977,991)	(1,637,929)
Loss on disposal of HBJV	-	(423,777)	(423,777)
Minority interest	-	(934,638)	(934,638)
Net Profit (Loss) for the Period	$(659,938)	$918,490	$258,552

(-1)	Canada	China	Total
Current assets	$366,389	$908,478	$1,274,867
Cash restricted as to use	-	82,056	82,056
Net fixed assets	7,555	2,966,599	2,974,154
Other assets	-	78,492	78,492
Total assets	$373,944	$4,035,625	$4,409,569
Year Ended January 31, 2004
Revenue	-	-	-
Cost of Good Sold	-	-	-
	-	-	-
General and Administration Costs	(616,203)	-	(616,203)
Other Costs	-	-	-
Net Profit (Loss) for the Period	$(616,203)	$-	$(616,203)

 (o)

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis
Computer equipment	-	30% per annum on the declining balance basis

(-1)		Accumulated	Net Book
	Cost	Amortization	Figure
Buildings	$1,902,100	$85,594	$1,816,506
Manufacturing equipment	3,334,203	465,002	2,869,201
Computer equipment	8,888	3,601	5,287
Total assets	$5,245,191	$554,197	$4,690,994

(-1)		Accumulated	Net Book
	Cost	Amortization	Figure
Buildings	$1,902,100	$-	$1,902,100
Manufacturing equipment	1,064,499	-	1,064,499
Computer equipment	8,888	1,333	7,555
Total assets	$2,975,487	$1,333	$2,974,154

(p)

Direct Write-Off Method Used to Record Bad Debts

The Company has elected to record bad debts using the direct write-off method.  Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

(q)

Classification of Accounts Receivable with Credit Balances

Accounts receivable with credit balances have been included as a current liability in accounts payable in the accompanying balance sheet.

(r)

Company’s Future Operations are Dependent on Foreign Operations

The Company’s future operations and earnings will depend on the results of the Company’s operations in the People’s Republic of China.  There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.  Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control.  These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulations.  Because the Company is dependent on international operations, specifically those in the People’s Republic of China, the Company will be subject to various additional political, economic, and other uncertainties.  Among other risks, the Company’s operations will be subject to the risks of restrictions on the transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(s)

Goodwill

Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events and circumstances change, in accordance with FAS-142.

(t)

Inventories

Inventories are stated at the lower of cost or market.  The method of determining cost is used consistently from year to year as  the first-in, first-out (“FIFO”) method.

Note 3.  JOINT VENTURE AND BASIS OF PRESENTATION

Effective July 31, 2004, the Company entered into an Agreement to sell its 57.14% controlling interest in the Hubei Pharmaceutical Co., Ltd. Joint Venture and proceeds receivable from the sale of $118,000 are recorded as a current asset.

Note 4.  INVENTORY

(-1)
January 31, 2005

Raw material	$176,071
Finished goods	80,747
Packaging materials	97,734
Total assets	$354,552

Note 5.  RELATED PARTY TRANSACTIONS

The Company acquired computers and printers for $8,888 (CAD$9,180.18) from a company related to a Director during the year ended January 31, 2004.

Managements fees of $118,117 (2004 - $115,496) were paid to Directors of the Company for the year ended January 31, 2005.

The balance of loans, at January 31, 2005, from related parties is $791,661, of which $751,790 was borrowed from the former parent company of Benda, $39,871 was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment, and are disclosed as a separate item in current liabilities.

The long term debt is $2,081,200 at January 31, 2005 which is payable to previous owners of Benda, who are now 40% minority interest owners of Benda. Payment of $847,000 is deferred and the debt is non-interest bearing and is unsecured.  $1,234,200 is the registered capital to pay out to the previous owners of Benda who propose to leave the loan in Benda for 5 years without interest charges.

A Director and Corporate Secretary appointed on April 2, 2003, received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003.  A management services agreement pays $75,000 ($90,000Cdn) to a company in which this Director and Secretary owns an interest.  The agreement is for a one year term and is renewable annually unless terminated by either party.

Note 6.  SHORT TERM BANK LOANS

Bank loans owed by subsidiary at January 31, 2005

		Interest Rate	Maturity	Borrowing
	Principal	(Per annum)	Dates (i)	Date
Bank of China, City of Guangshui (a)	$605,000	5.31%	3/13/05	9/13/03
Bank of China, City of Guangshui (a)	363,000	5.31%	11/25/04	12/1/03
Credit Union of Agriculture, City of Guangshui (b)	363,000	6.30%	1/24/05	7/24/03
Credit Union of Agriculture, City of Guangshui (b)	242,000	8.10%	2/24/05	2/24/04
Balance at January 31, 2005	$1,573,000

The abovementioned loans from Credit Union of Agriculture, totalling $605,000 are secured by the assets of the subsidiary, Benda.

(a)

The loans with the Bank of China, City of Guangshui are being negotiated for two year extensions.  The bank, however, has verbally agreed to these extensions.  The documentation had not been completed by January 31, 2005, and therefore the loans from the Bank of China are disclosed as current liabilities in these financial statements.

(b)

The loans with the Credit Union of Agriculture, City of Guangshui are being renegotiated for extension maturity in our 2008 fiscal year.  However, the documentation had not been completed by January 31, 2005 and therefore the loans from the Credit Union of Agriculture, City of Guangshui are disclosed as current liabilities in these financial statements.

Note 7.

INTANGIBLE ASSETS

Intangible assets of $2,928,082 at January 31, 2005 are comprised of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets
Right of use of land (a)	$646,877	$(16,172)	$630,705
Unamortized intangible assets	(b)
Drug Permits & Licenses
- licenses at date of acquisition	891,947		891,947
- licenses acquired by shares to
be issued by Company	952,000		952,000
	1,843,947	-	1,843,947
Goodwill (Note 1) (c)	453,430	-	453,430
	$2,944,254	$(16,172)	$2,928,082

(a)

Cost of the right of use of land of $646,877 is amortized over 40 years.  The following table represents the amortization of this intangible asset for the five succeeding years, and subsequent:

Years Ended January 31	Amortization Expense
2006	$16,172
2007	16,172
2008	16,172
2009	16,172
2010	16,172
80,860
Thereafter	549,845
$630,705

(b)

Management has determined there is no impairment of drug permits and licenses at January 31, 2005.

(c)

Goodwill is recorded at purchase cost amount.  The Company expects to yield the capitalized amount of profit at cost equivalent to the goodwill purchase price, and accordingly no goodwill impairment applies in this reporting period.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at January 31, 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 9.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the year ended January 31, 2005 are as follows:

		January 31
	2005		2004
Weighted average number of shares (after forward split)
Basic	31,790,348		17,451,747

Warrants	2,142,677		-
Options	1,775,000		-
	3,917,677		-
Diluted (2004 20,207,046; loss - anti dilutive)	35,708,025		17,451,747

Net Profit (Loss) per share
Basic	$0.01		$(0.04)
Diluted	$0.01		$(0.04)

Warrants

Warrants to purchase 2,142,677 shares of common stock are outstanding at January 31, 2005, as follows:

Exercise
Price		Number of
Per share	Expiry Date	Shares
$1.50	July 31st, 2005	728,999
$1.50	November 14th, 2005	301,300
$1.50	February 13th, 2006	99,928
$1.50	March 13th, 2006	150,000
$1.50	April 2nd, 2006	436,200

$0.90 $1.50	to September 15, 2005 thereafter to September 15, 2006	155,000

$0.90 $1.50	to September 30, 2005 thereafter to September 30, 2006	51,250

$0.90 $1.50	to November 16, 2005 thereafter to November 16, 2006	220,000
Total

Stock-Based Compensation

Stock options outstanding as at January 31, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Moening	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Stock-based compensation of $322,146 is expensed for the fiscal year ended January 31, 2005, and is disclosed as a separate classification of shareholders’ equity as Contributed Surplus of $322,146 at January 31, 2005.

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	1,775,000
Options granted during year ended January 31, 2005	50,000
Expected forfeited per year	0
Stock price	$0.26
Risk free interest rate	4.50%
Expected volatility	0.900000
Expected dividend yield	$0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The Company’s stock options are not transferable and cannot be traded.  The Black-Scholes model also requires an estimate of expected volatility.  The Company uses historical volatility rates of the Company to arrive at an estimate of expected volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

Note 10.  OFFICE EXPENSES

Year Ended
January 31,
2005
Administration	$146,150
Insurance	3,729
Property taxes and business taxes	32,428
Rentals	9,662
Repairs and maintenance	115,608
Utilities	43,531
TOTAL	$351,108

Note 11.

INCOME TAX

(a)

Income Tax Exemptions and reductions - China

The Chinese government provides a special tax incentive to encourage foreign investment.  Benda is a joint venture corporation with a foreign investor, Amersin Life Sciences Corporation, and thereby qualifies the joint venture corporation for special income tax treatment under this inventive provision.  Benda will be exempt from tax for the first two years of profitable operations and then benefit from a 50% reduction in income tax, thereafter, for a further three years.  The corporate income tax rate, before the reduction, is 33% of taxable income.

(b)

Income Tax – The United States

The Company has losses forward for income tax purposes to January 31, 2005.  There are no current or deferred tax expenses for the years ended January 31, 2005 and 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2005	2004

Deferred tax assets	$368,463	$720,326
Valuation allowance	$(368,463)	(720,326)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended January 31, 2005 and 2004 is as follows:

	2005	2004

Statutory federal income tax rate	-0.3%	-0.3%
Valuation allowance	0.3%	0.3%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 12. MINORITY INTEREST

The Company owns a majority interest of 60% in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) and two other principal owners own a minority interest of 40%.  The two principal owners’ minority interest of $1,073,485 is not disclosed as a part of stockholders’ equity but is disclosed in the consolidated balance sheet between the liability section and stockholders’ equity section.

Minority interest at date of acquisition	$1,373,046
Write down capital stock from $2,420,000 to $1,185,800	(1,234,200)
Add: Minority interest of income for year ended January 31, 2005
(Comprised of operations of the subsidiary for the months of
June 2004 to January 31, 2005, inclusive) - (40% of $2,336,596)	934,639
Minority interest at January 31, 2005	$1,073,485

Note 13.  LAWSUIT

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the Company.  The Company has filed its apposition to the dispute and expects a favorable decision from the Court in China.

Note 14.  SUBSEQUENT EVENTS

The maturity date of the short term bank loans that total $1,573,000 at January 31, 2005, are being renegotiated for long term extension dates.  However, these loans continue to the disclosed as current liabilities until the finalization of the extended terms of these bank loans.

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:

Canadian Institute of Chartered Accountants

Institute of Chartered Accountants of British Columbia

Institute of Management Accountants (USA) (From 1965)

Registered with:

Public Company Accounting Oversight Board (USA) (PCAOB)

Canadian Public Accountability Board (CPAB)

Canada  - British Columbia Public Practice License

Securities Commission Building

PO Box 10129, Pacific Centre

       Suite 1400 – 701 West Georgia Street

                                                Vancouver, British Columbia

Canada V7Y 1C6

Telephone:  (604) 662-8899

Fax:  (604) 662-8809

Email:  moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Amersin Life Sciences Corporation

  (Formerly Named Hubei Pharmaceutical Group, Ltd.)

We have audited the accompanying consolidated balance sheets of Amersin Life Sciences Corporation (Formerly Named Hubei Pharmaceutical Group, Ltd.) as of January 31, 2005 and January 31, 2004 and the related consolidated statements of operations, retained earnings (deficit), cash flows and changes in stockholders’ equity for the years ended January 31, 2005 and January 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amersin Life Sciences Corporation (Formerly Named Hubei Pharmaceutical Group, Ltd.) as of January 31, 2005 and January 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     “Moen and Company”

(“Signed”)

Vancouver, British Columbia, Canada

                                                                                                             Chartered Accountants

May 12, 2005

Item 8 – Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

Amersin Life Sciences Corporation has nothing to report.

Item 8A – Controls and Procedures

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

Most circumstances likely to result in a material event would occur or originate in Amersin’s office in China or in its operating subsidiaries.  The Company’s Chief Executive Officer is bilingual, stationed in China and personally involved in all negotiations and transactions affecting the public company.  He oversees, directly or though supervision of staff, the Company’s interest in and the operation of its subsidiary and is formally included in the information loop regarding product licensing, regulatory matters, financing and any significant milestones with respect to operation of the subsidiary.  Although our Chief Financial Officer does not speak or read Chinese, the company does, from time to time, make use of certified translations or request summarized interpretations be made by its CEO or its office in China.  Our CFO has indicated that, as the business evolves and the budget permits, shifting some or all of the financial oversight to the Chinese office, would provide an additional measure of control as the Company expands; however, the CEO and CFO communicate regularly to ensure that circumstances that may lead to an event requiring disclosure are communicated to the CFO.

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

Item 8B – Other Information

Amersin Life Sciences Corporation has nothing to report.

PART III

Item 9 – Directors, Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

401(a): The following table summarizes the names and ages of our directors and executive offers along with the date of their appointment, a brief summary of their backgrounds and, if applicable, directorships held in other public companies:

Name	Age	Background	Appointed
Hong Yun (Reid) Li Director, President and CEO since appointment	40

Hong Yun (Reid) Li serves as a director, President and CEO.  He is also the founder of the project having set out in 2001 to look for opportunities arising out of China’s entry in to the World Trade Organization and its move towards privatization of State owned companies.  Reid has a diverse background as a corporate finance executive focusing on value enhancement of government controlled industry through privatization and strategic joint ventures.  He has provided strategic consulting services to a large diversified energy corporation and taught as a faculty member at a management college in mainland China.  Reid has dedicated himself over the past four years to studying the pharmaceuticals industry in China, searching for opportunities arising out of the trend towards privatization and consolidation.  He is currently stationed in China investigating opportunities to expand Amersin’s interests in the region.

			Apr. 4th, 03
E. H. (Eric) Fletcher Director, Secretary and CFO since appointment	51

Eric Fletcher serves as director, Secretary and CFO.  He has a strong financial background and over 25 years experience at the senior management level with an extensive multi-national background in marketing and distribution.  He is published as an author in the technology and communications field, has taught part time as a faculty member in the college system and operated an IT consulting business catering to the needs of the medical profession other vertically specialized industries.  Eric has dedicated most of his time over the past three years to assisting Mr. Li with structuring acquisitions for the project and spearheading its transformation to a public venture.

			Apr.4th, 03
Zihao (Harry) Jin Director	40

Zihao (Harry) Jin serves as the most recent appointment to Amersin’s board of directors.  Prior to working with Amersin he served as a director and General Manager of Biocause Pharmaceutical Co. Ltd. a public company listed on China’s Shenzhen Stock Exchange.  Mr. Zin’s successful contributions at Biocause saw him managing over a billion RMB in assets and overseeing more than a half a billion RMB in sales.  Throughout the 1990’s Mr. Jin played a key role in transitioning a number of organizations from state owned enterprises to successful private or public companies.

			Mar. 1st, 05
Wei (Wendy) Xu Vice President, Sales and Marketing	44

Wei (Wendy) Xu serves as Vice President of Hubei Benda and as VP, Sales and Marketing for Amersin.  She holds a bachelor’s degree in technology from the prestigious Wuhan Tongji Medical University, where she majored in pharmaceuticals; and a master’s degree in Business Administration at Hauzhong University of Science and Technology.  She is one of the founders of Benda S&T and serves as Chairman of the Board and CEO for Hubei Benda Science and Technology Development (Group) Co. Ltd.  Throughout her twenty-year career in the pharmaceuticals industry in China she has demonstrated innovative ability, strong management skills and an excellent record of outstanding achievement.

			Feb. 1st, 05

401(b): The following table summarizes the names and ages of significant employees along with the date of their appointment, a brief summary of their backgrounds and, if applicable, directorships held in other public companies:

Howard Milne Director of Corporate Communications	61

Howard Milne has been a member of the Amersin team, directing corporate communications, since late 2003.  He has an extensive international background as an entrepreneur, stock broker and underwriter and has been active in the investment field for more than 30 years as a director and founder of several public companies. Prior to joining Amersin, Howard served for six years as Vice President of Corporate Communications for International WEX, a TSX listed biotech with operations in Mainland China.  He has over thirty years experience working, living and liaising with the investment community in major financial centers throughout the world.

		Oct. 1st,03
Yiquing Wan General Manager, Hubei Benda	45

Yiquing (Charles) Wan is one of the founders of Benda S&T and serves as director and General Manager for the Hubei Benda subsidiary.  Mr. Wan holds a masters degree in business administration and over 20 years of practical experience in pharmaceuticals management and marketing.  He has worked as a manager in large State-owned pharmaceutical companies where his responsibilities included development and implementation of organizational strategy, technology development and brand promotion.  He has proven himself as a successful entrepreneur and real-estate investor throughout China’s trend to privatization over the last decade.

		Jun. 1st, 04
Yan Li Chief Scientist, Hubei Benda

Yan Li serves as Hubei Benda’s chief scientist.  Professor Li is a renowned cancer specialist in China and is published world wide.  He has held a number of prestigious positions including Director of the Cancer Research Institute at Beijing Medical University, first Executive Assistant Director of China-Japan Friendship Hospital, professor at Beijing University of Chinese Medicine and guest professor at the Singapore College of Traditional Chinese Medicine.  He has held various research positions and is a senior consultant to Japan’s Obitsu Sankei Hospital.  Professor Li is the developer of the Yanlong Anti-Cancer Oral Solution™ and has spent many years developing the product and treating cancer patients in his private clinics.  Hubei Benda now holds a patent on this biotech product.  Dr. Li is overseeing its submission , clinical testing and approval by the SFDA.

401(c): Family Relationships

There are no family relationships among our directors or executive officers to disclose.

401(d): Involvement in Certain Legal Proceedings

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

1.

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

2.

were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring,           suspending or otherwise limiting his involvement in any type of the following activities:

a.

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

b.

engaging in any type of business practice;

c.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

4.

were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under           this Item, or to be associated with persons engaged in any such activity;

5.

were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

6.

were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been           subsequently reversed, suspended or vacated.

401(e) Audit Committee Financial Expert

The company does not have an audit committee financial expert serving on its audit committee as its directors have relevant experience and this is the first year in which the company has reported transaction revenues.  Management believes that the additional costs associated with the position would not have been in the best interest of the shareholders given the companies limited resources and very recent shift to operational revenues.   The company may seek an individual to fill this role in the current year.  It is felt that an ideal candidate would be bilingual, conversationally and in writing, and would possess a working familiarity of US GAAP along with at least a basic familiarity with accounting principals in use in China.  Relevant experience in the manufacturing sector, particularly pharmaceuticals, would be an asset and it seems likely that such a candidate may arise out of our discussion and ongoing efforts at identifying acquisition targets and joint venture opportunities.

405(a) Compliance with Section 16

Oversight on the part of the shareholders resulted in late filing of Form 5 by the Company’s President, Reid Li and one shareholder of a control block, Cui Jing.  These reports were subsequently filed with the Securities and Exchange Commission on May 13th, 2005.  There were no unreported transactions and no changes in position when compared to Form 5 filed by each of the individuals in the year prior.

406(a) Code of Ethics

A copy of Amersin’s code of Ethics is attached hereto as Exhibit 14.1.

Item 10 – Executive Compensation

402(b) The following table summarizes all compensation earned by or paid to our Chief Executive and Chief Financial officers for the fiscal year ended January 31st, 2005 and two years prior:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other ($)	Awards		Payouts	All other ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
R. Jao, President, (1)	2002	3,000
C. Morris, President (2)	2002 2003	3,000 3,000
M. Glusing, President (3)	2002 2003				20,000
Reid Li, CEO (4)	2003 2004	50,000 60,000				750,000
Eric Fletcher, CFO (5)	2003 2004	53,500 68,351				475,000

1.

Mr. Jao resigned his offices and as a director on December 4, 2002.

2.

Mr. Morris resigned his offices and as a director on April 2, 2003.

3.

Mr. Glusing resigned his offices and as a director on April 2, 2003.

4.

Mr. Li was appointed as a Director and President on April 2, 2003.  He received an option to purchase 750,000 shares of common stock at a price of $0.22 in August, 2003. He is paid a management fee of $5,000 per month.

5.

Mr. Fletcher was appointed as a Director and Corporate Secretary on April 2, 2003.  He received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003 which remain unsold at the end of the current fiscal year.  The compensation reported here is paid under a management services agreement to a company in which Mr. Fletcher owns an interest and is paid in Canadian dollars at CDN$90,000 per year.  The agreement is for a one year term and renews annually unless terminated by either party.

402(c) No options were granted to the named officers in the fiscal year ended January 31st, 2005

402(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth for our executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options as at January 31st, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/Unexercisable(1)
Reid Li		$0.00	750,000 / 0	$292,500 / $0
Eric Fletcher		$0.00	475,000 / 0	$185,250 / $0

(1) Based upon the closing price of $0.39 per share on January 31st, 2005.

Item 11 – Security Ownership of Certain Beneficial Owners and Management
and Related Stock-Holders Matters

201(d) Equity Compensation Plan Summary

The following table sets forth the number of securities to be issued upon the exercise of outstanding options and the weighted-average exercise price of the outstanding options in accordance with our equity compensation plan as at January 31st, 2005:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,775,000	$0.3068	2,050,000
Equity compensation plans not approved by security holders
Total	1,775,000	$0.3068	2,050,000

Additional information is available on Form S-8 filed with the Securities and Exchange Commission on December 9th, 2003 which set aside for distribution 4,250,000 shares, 1,250,000 of which were reserved for issuance upon conversion of stock options for management services and 3,000,000 of which were set aside  for distribution pursuant the Company’s 2003 Stock Option Plan.

403(a) Security ownership of certain beneficial owners

The following table presents the number of shares of common stock owned by each shareholder who is believed to be the beneficial owner (unless otherwise indicated) of more than 5% of our common stock. Except as otherwise indicated, all information is as of March 23, 2005 and the number of shares of common stock outstanding as of that date is 34,291,885.  To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares indicated.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Cui Jing (Form 5) c/o Gregory Yankee Law Corp. 200 – 675 West Hastings Street Vancouver, B.C. Canada V7L 3G8	8,000,000	23.33%
Common	Reid Li (1) (Form 5) 410 Park Avenue New York, NY 10022	4,340,000	12.66%
Common	Kerrislane Capital Corp. (Form 5) Floor #27, Zhi Zao Jui Road Shanghai, PRC 200011	2,200,000	6.42%
Common	Yu Zuo Laing (Form 5) c/o Gregory Yankee Law Corp. 200 – 675 West Hastings Street Vancouver, B.C. Canada V7L 3G8	2,000,000	5.83%

1.

Based upon Reid Li’s Form 5 filed with the Securities and Exchange Commission on May 13th, 2005 for holdings as at January 31st, 2005.  1,590,000 shares owned directly, 750,000 exercisable options, 1,000,000 shares held by Red Dot Capital Inc. controlled by Reid Li and 1,000,000 shares held by Red Dot Management Inc. controlled by Reid Li.

403(b) Security Ownership of Management

The following table presents the number of shares of our common stock beneficially owned by each of our executive officers and directors and the executive officers and directors as a group as at March 23rd,  2005:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Reid Li (1) 410 Park Avenue New York, NY 10022	4,340,000	12.66%
Common	Eric Fletcher (2) 38596 – 126 West 3rd Street N, Vancouver, B.C. Canada V7M1E8	1,505,000	4.39%
Common	Directors and Officers as a Group	5,845,000	17.05%

1.

Based upon Reid Li’s Form 5 filed with the Securities and Exchange Commission on May 13th, 2005 for holdings as at January 31st, 2005.  1,590,000 shares owned directly, 750,000 exercisable options, 1,000,000 shares held by Red Dot Capital Inc. controlled by Reid Li and 1,000,000 shares held by Red Dot Management Inc. controlled by Reid Li.

2.

Based upon Eric Fletcher’s Form 5 filed with the Securities and Exchange Commission on January 31st, 2005 for holdings as at January 31st, 2005. 1,030,000 shares owned directly, 475,000 exercisable options.

403(3) The Company is not aware of any arrangement that would result in a change of control.

Item 12 – Certain Relationships and Related Transactions

404(a) As disclosed in Item 10 – Executive Compensation, compensation reported as paid or payable to our Chief Financial Officer, Eric Fletcher is paid under a management services agreement to a company in which Mr. Fletcher owns an interest.  The agreement is for a one year term and renews annually unless terminated by either party.  It is paid in Canadian dollars at a rate of CDN$90,000 per year and was recorded at US$68,351 for the fiscal year ended January 31st, 2005.   It was recorded at $53,500 for the fiscal year ended January 31st, 2004.

404(b) Although exempted from disclosure pursuant to Item 404(b) of Regulation S-B the Company also hereby discloses that it recorded as paid or payable to a company in which Mr. Fletcher owns an interest an amount of $4,157.54 for the fiscal year ended January 31st, 2005.  Goods and services provided to the Company included telecommunications services in the form of phone and fax lines at rates prescribed by the local carrier; http, e-mail, ftp, dns, list server and other web based services; domain registration; consumables and other goods or services.

Item 13 – Exhibits

The following exhibits are included herein:

Exhibit	Description
3.1	Articles of Incorporation as Amended
3.2	Bylaws as Amended
10.1	Management Services Agreement
10.2	Form of Indemnity Agreement
14.1	Code of Ethics
21.1	Subsidiaries of Amersin Life Sciences Corporation
23.1	Consent of Independent Auditors
31.1	Certification of Reid Li
31.2	Certification of Eric Fletcher
32.1	Certification of Reid Li
32.2	Certification of Eric Fletcher

The following exhibits are included by reference:

Exhibit	File Date	Form	Description
10.3	12/09/2003	S-8	Employee Stock Option Plan
13.1	5/17/2004	10-KSB	Annual Report for Fiscal Year Ended January 31st, 2004
13.2	7/12/2004	10-KSB/A	Certifications Omitted From Original Filing
13.3	1/14/2005	10-KSB/A	Auditors Report Omitted From Original Filing
13.4	6/22/2004	10-QSB	Quarterly report for 1st Quarter ended April 30th, 2004
13.5	9/22/2004	10-QSB	Quarterly report for 2nd Quarter ended July 31st, 2004
13.6	12/13/2004	10-QSB	Quarterly report for 2nd Quarter ended July 31st, 2004
99.1	9/7/2004	8-K	Financial Statements & Press Release, Acquisition Completion
99.2	9/14/2004	8-K	Press Release, Disposal of Joint Venture Interest

Item 14 – Principal Accountant Fees and Services

FROM LAST 10K

For the year ended January 31st, 2004:

Moen and Company served as the Company’s independent accountants for the fiscal year ended January 31st, 2004 and during the course of that fiscal year were engaged by the Company to provide independent reviews of quarterly reports, an audit of the consolidate balance sheet included in Form 10QSB for the fiscal quarter ended July 31st, 2003 following acquisition of an interest in the Hubei Pharmaceutical Company joint venture and the annual audit of the Company’s financial statements included in the Company’s Form 10KSB for the year ended January 31st, 2004.  During the year ended January 31st, 2004, the following fees were paid for services provided by Moen and Company.

Audit Related Fees.

The aggregate fees paid for the consolidated balance sheet included in Form10QSB for the quarter ended July 31st, 2003 and as partial payment for the annual audit of the company’s financial statements for the year ended January 31st, 2004 amounted to approximately $33,000.

Independent Review Fees.

The aggregate fees paid for independent review of the Company’s quarterly financial statements amounted to approximately $3,000.

For the year ended January 31st, 2005:

Moen and Company served as the Company’s independent accountants for the fiscal year ended January 31st, 2005 and during the course of that fiscal year were engaged by the Company to provide independent reviews of quarterly reports, an audit of the consolidate balance sheet included in Form 8-K filed September 9th, 2004 following acquisition of an interest in the Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture and the annual audit of the Company’s financial statements included in the Company’s Form 10KSB for the year ended January 31st, 2005.  During the year ended January 31st, 2005, the following fees were paid for services provided by Moen and Company.

Audit Related Fees.

The aggregate fees paid as final payment for the annual audit of the company’s financial statements for the year ended January 31st, 2004 and for the audited consolidated balance sheet included in Form 8-K filed September 9th, 2004 amounted to approximately $53,350.

Independent Review Fees.

The aggregate fees paid for independent review of the Company’s quarterly financial statements for the year ended January 31st, 2005 amounted to approximately $10,501.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI PHARMACEUTICAL GROUP, LTD.

(Registrant)

/s/ Reid H. Y. Li                    Date: June 2nd, 2005

----------------------------

Reid H. Y. Li

President / Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Reid H. Y. Li                    Date: June 2nd, 2005

----------------------------

Reid H. Y. Li

President / Director

/s/ Eric Fletcher                    Date: June 2nd, 2005

----------------------------

E. H. (Eric) Fletcher

Secretary / Director