Form 10QSB
period 2005-04-30
Amersin Life Sciences CORP
filed 2005-06-21
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30th, 2005

or

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

The number of shares outstanding of the registrant’s common stock as of April 30th 2005  33,336,885.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

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

PART I – FINANCIAL INFORMATION

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Balance Sheets (Expressed in US Dollars)
	April 30, 05	Jan. 31, 05
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents (Note 2)	$397,191	$623,219
Accounts receivable	366,210	486,352
Proceeds receivable from disposal of Joint Venture (Note 3)	118,000	118,000
Inventory (Note 4)	228,337	354,552
Prepaid expenses	1,439,877	1,172,691
Total Current Assets	2,549,615	2,754,814
Cash restricted as to use by court order (Note 13)	82,056	82,056
Property, plant and equipment, at cost (Note 2)	5,245,191	5,245,191
Less: accumulated depreciation	(750,402)	(554,197)
Net property, plant and equipment	4,494,789	4,690,994
Construction in progress	1,581,684	844,098
Goodwill and other Intangible assets (Note 7)	2,924,039	2,928,082
Total Assets	$11,632,183	$11,300,044

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$405,919	$713,998
Loans payable to related parties (Note 5)	821,125	791,661
Liabilities for acquisition of subsidiary (Note 1)	1,205,000	1,205,000
Short term bank loans (Note 6)	1,573,000	1,573,000
Total Current Liabilities	4,005,044	4,283,659
Long Term Debt - loans from related parties (Note 5)	2,081,200	2,081,200
Minority interest in Joint Venture Corporation (Note 12)	1,300,867	1,073,485

Stockholders' Equity
Capital stock
33,331,885 common shares (Jan. 31, 2005 - 33,861,885) - Par value $0.001 per share	33,332	33,862
Additional paid in capital	4,521,276	4,333,746
Advances on proposed subscriptions	2,000	80,000
Share capital to be issued (Note 1)	952,000	952,000
Contributed surplus - stock-based compensation	322,146	322,146
Retained earnings (deficit)	(1,585,682)	(1,860,054)
Total stockholders' equity	4,245,072	3,861,700

Total Liabilities and Stockholders' Equity	$11,632,183	$11,300,044
Commitments - Notes 1, 5, 6, 12
Going Concern - Note 1
Lawsuit - Note 13
Subsequent Events - Note 14
Approved on behalf of the board:
/s/ H. Y. (Reid) Li, Director and Chief Executive Officer
/s/ E. H. (Eric) Fletcher, Director and Chief Financial Officer
See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Statements of Income (Expressed in US Dollars) (Unaudited)
	Quarter Ended April 30
	2005	2004
Revenue	$2,151,563	$86,533
Cost of Good Sold	(1,198,518)	(48,040)
Gross Profit	953,045	38,493
Gross Profit %	44.30%	44.48%
General and Administration Expenses
Bank charges and interest	32,459	148
Depreciation - tangible assets	196,205	567
Amortization - intangible assets	4,043	-
Finders' fees	-	36,335
Investor communications	22,920	23,055
Management fees	33,365	31,050
Office expenses (Note 10)	50,487	9,731
Professional fees	4,943	25,679
Salaries and benefits	16,458	13,756
Stock transfer and filing fees	931	-
Travel and promotion	89,480	18,401
Total General and Administration Expenses	451,291	158,722
Net profit (loss) from operations	501,754	(120,229)
Minority interest	(227,382)	-
Net profit (loss) for the period	$274,372	$(120,229)

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Statements of Retained Earnings (Deficit) (Expressed in US Dollars) (Unaudited)

	Quarter Ended April 30
	2005	2004

Net profit (loss) for the period	$274,372	$(120,229)
Retained earnings (deficit),
beginning of period	(1,860,054)	(2,118,606)
Retained earnings (deficit),
end of period	$(1,585,682)	$(2,238,835)

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION (FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.) Consolidated Statement of Cash Flows (Expressed in US Dollars) (Unaudited)

	Quarter Ended April 30
	2005	2004
Cash derived from (applied to)
Operating activities
Net profit (loss) for the period	$274,372	$(120,229)
Items not requiring use of cash
Depreciation - tangible assets	196,205	567
Amortization - intangible assets	4,043	-
Minority interest	227,382	-
Stock issued for finders' fees	-	3,774
Cumulative currency translation adjustments	-	623
Changes in non-cash working capital items
Prepaid expenses	(267,186)	(5,736)
Inventory	126,215	(104,801)
Accounts receivable	120,142	(393,818)
Travel advance		(4,766)
Accounts payable	(308,079)	209,656
Net cash derived from (applied to) operating activities	373,094	(414,730)
Cash restricted as to use by court order		82,056
Financing activities
Capital stock issued for cash	109,000	404,313
Contributed surplus	-	(12,075)
Loans from related parties	29,464	-
Advances on proposed subscriptions	-	(22,000)
Net cash derived from financing activities	138,464	370,238
Investing activities
Fixed assets purchased	-	(64,741)
Deferred charges	-	78,492
Construction in progress	(737,586)	-
Net cash derived from (applied to) investing activities	(737,586)	13,751
Cash and cash equivalents,
increase (decrease) during the period	(226,028)	51,315
Cash and cash equivalents,
beginning of period	623,219	243,804
Cash and cash equivalents,
end of period	$397,191	$295,119

See Accompanying Notes

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

(a)

Amersin Life Science Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, Inc. and changed its name to Pan Asia Communications Corp. In the exploration stage, the Company was engaged in the acquisition, exploration and development of mineral properties and is now in the pharmaceutical business and is no longer a development stage enterprise, effective the fiscal year ended January 31, 2005, and, accordingly, accumulated figures for the statements of income, retained earnings (deficit) and cash flows are no longer disclosed. Effective April 2, 2003, the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group, Ltd. and consolidated its capital on a 10 old for 1 new basis. It changed its name to Amersin Life Sciences Corporation on January 6, 2005.

(b)

By agreement dated May 26, 2004, the Comany agreed to acquire the majority partners, 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) through the issuance of 1,600,000 common shares of the Company at a price of $0.68 per share for $1,088,000, and the issuance of an additional 1,400,000 common shares at a price of $0.68 per share for $952,000, the latter for a license for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction and $220,000 of the latter has been paid, leaving a balance outstanding at April 30, 2005 of $1,205,000.  The Company proposes to request an extension date for the payment of this amount. Assets and liabilities of subsidiary at the date of acquisition are as follows:

(c)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $1,585,682 to April 30, 2005, of which $1,502,403 were losses when the Company was in the mining exploration stage.   The Company has a working capital deficiency of $1,455,429 at April 30, 2005.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

(b)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Benda. The 40% interest in Benda owned by two principal owners is shown as a minority interest in these consolidated financial statements. All intercompany transactions and intercompany balances have been eliminated.

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

An analysis of the changes in the cumulative currency translation adjustment is disclosed as part of stockholders’ equity and summarized below:

 (l)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfer to the cumsomer, which usually occurs at the time shipment is made  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.  Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of Sales.”

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

(n)

Segmented Information (Cont’d)

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

Note 3.  JOINT VENTURE (DISPOSED OF ON JULY 31, 2004)

Effective July 31, 2004, the Company entered into an Agreement to sell its 57.14% controlling interest in the Hubei Pharmaceutical Co., Ltd. Joint Venture and proceeds receivable from the sale of $118,000 are recorded as a current asset.  The Company expects to receive this amount.

Note 4.  INVENTORY

Note 5.  RELATED PARTY TRANSACTIONS

The Company acquired computers and printers for $8,888 (CAD$9,180.18) from a company related to a Director during the year ended January 31, 2004.

Managements fees of $33,365 (2004 - $31,050) were paid to Directors of the Company for the quarter ended April 30, 2005.

The balance of current loans, disclosed as current liabilities at January 31, 2005, from related parties is $821,125, of which $751,790 was borrowed from the former parent company of Benda, and $69,335 was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment, and are disclosed as a separate item in current liabilities.

The long term debt is $2,081,200 at April 30, 2005 which is payable to previous owners of Benda, who are now 40% minority interest owners of Benda. Payment of $847,000 is deferred and the debt is non-interest bearing and is unsecured.  $1,234,200 is the registered capital to pay out to the previous owners of Benda who propose to leave the loan in Benda for 5 years without interest charges.

A Director and Corporate Secretary appointed on April 2, 2003, received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003.  This option matures on August 20, 2008.  A management services agreement pays $75,000 ($90,000Cdn) to a company in which this Director and Corporate Secretary owns an interest.  The agreement is for a one year term and is renewable annually unless terminated by either party.

Note 6.  SHORT TERM BANK LOANS

Bank loans owed by subsidiary at April 30, 2005

The abovementioned loans from Credit Union of Agriculture, totaling $605,000 are secured by the assets of the subsidiary, Benda.

(a)

The loans with the Bank of China, City of Guangshui are being negotiated for two year extensions.  The bank, however, has verbally agreed to these extensions.  The documentation had not been completed by April 30, 2005, and therefore the loans from the Bank of China are disclosed as current liabilities in these financial statements.

(b)

The loans with the Credit Union of Agriculture, City of Guangshui are being renegotiated for extension maturity in our 2008 fiscal year.  However, the documentation had not been completed by April 30, 2005 and therefore the loans from the Credit Union of Agriculture, City of Guangshui are disclosed as current liabilities in these financial statements.

Note 7.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets at April 30, 2005 are comprised of the following:

(a)

Cost of the right of use of land of $646,877 is amortized over 40 years and the balance of $626,662 represents the remaining term of 38 years and 9 months.  The following table represents the amortization of this intangible asset for the five succeeding years, and subsequent:

(b)

Management has determined there is no impairment of drug permits and licenses at April 30, 2005.

(c)

Goodwill is recorded at purchase cost amount.  The Company expects to yield the capitalized amount of profit at cost equivalent to the goodwill purchase price, and accordingly no goodwill impairment applies in this reporting period.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at April 30, 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 9.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended April 30, 2005 are as follows:

Stock-Based Compensation

Stock options outstanding as at April 30, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Stock-based compensation of $322,146 is expensed for the fiscal year ended January 31, 2005, and is disclosed as a separate classification of shareholders’ equity as Contributed Surplus of $322,146 at January 31, 2005 and April 30, 2005.

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	1,775,000
Options granted during period ended April 30, 2005	-
Expected forfeited per year	0
Stock price	$0.26
Risk free interest rate	4.50%
Expected volatility	0.900000
Expected dividend yield	$0

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

Warrants

Warrants to purchase 2,612,677shares of common stock are outstanding at April 30, 2005, as follows:

Exercise
Price		Number of
Per share	Expiry Date	Shares
$1.50	July 31st, 2005	728,999
$1.50	November 14th, 2005	301,300
$1.50	February 13th, 2006	99,928
$1.50	March 13th, 2006	150,000
$1.50	April 2nd, 2006	436,200
$0.90 $1.50	to February 1, 2006 thereafter to February 1, 2007	45,000
$0.90 $1.50	to March 1, 2006 thereafter to March 1, 2007	400,000
$0.90 $1.50	to March 15, 2006 thereafter to March 15, 2007	25,000
$0.90 $1.50	to September 15, 2005 thereafter to September 15, 2006	155,000
$0.90 $1.50	to September 30, 2005 thereafter to September 30, 2006	51,250
$0.90 $1.50	to November 16, 2005 thereafter to November 16, 2006	220,000
Total		2,612,677

Note 10.  OFFICE EXPENSES

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

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended April 30, 2005 and 2004 is as follows:

The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 12. MINORITY INTEREST

The Company owns a majority interest of 60% in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) and two other principal owners own a minority interest of 40%.  The two principal owners’ minority interest of $1,300,867 is not disclosed as a part of stockholders’ equity but is disclosed in the consolidated balance sheet between the liability section and the stockholders’ equity section.

Note 13.  LAWSUIT

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the Company.  The Company has filed its opposition to the dispute and expects a favorable decision from the Court in China.

Note 14.  SUBSEQUENT EVENTS

The maturity dates of the short term bank loans that total $1,573,000 at April 30, 2005, are being renegotiated for long term extension dates.  However, these loans continue to the disclosed as current liabilities until the finalization of the extended terms of these bank loans.

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

Email:  moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Amersin Life Sciences Corporation

(Formerly named HuBei Pharmaceutical Group, Ltd.) (A Nevada Corporation)

We have reviewed the accompanying consolidated balance sheet of Amersin Life Sciences Corporation (Formerly named HuBei Pharmaceutical Group, Ltd.) (A Nevada Corporation) as of April 30, 2005 and April 30, 2004, and the related consolidated statements of income, retained earnings (deficit), cash flows and changes in stockholders’ equity for the three month periods ended April 30, 2005, and April 30, 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1(b).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Moen and Company”

(“Signed”)

Chartered Accountants

Vancouver, British Columbia, Canada

June 15, 2005

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS

This Management Discussion and Analysis focuses on key information drawn from the consolidated financial statements of Amersin Life Sciences Corporation for the year ended January 31st, 2005 and pertains to known risks and uncertainties relating to its businesses. It also includes qualitative information prepared by the management of our operating subsidiary to the extent that it is believed to be useful in developing an understanding the results of operations, the risk inherent in operations, the degree to which we will require supplementary funding to obtain our objectives and other matters we believe may be of interest to our shareholders or useful to them in assessing the risks associated with investing in our common stock.  It should not be considered all-inclusive as it excludes changes that may occur in general economic, political, and environmental conditions as well as other matters that may, subsequent to the date of this report, become relevant or that did not appear to be relevant at the time of this report.  The discussion regarding the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements of Amersin Life Sciences Corporation set forth in Item 1 of this report.  The reader’s attention is also drawn to the cautionary note regarding forward looking statements appearing as page 4 of this report.

Our auditors have appropriately included a going concern statement in the Note 1(c) to the financial statements based upon a calculated working capital shortfall of $1,455,429.  As calculated, this shortfall includes two items which must addressed.  Bank loans totaling $1,573,000 have matured and are now reported as current liabilities.  A final payment of $1,205,000 is due with respect to the acquisition of our interest in the joint venture in the coming fiscal year and is accordingly now also included as a current liability.  Bank loans are payable in the Chinese currency, are serviced by domestic sales and as such would not be directly affected by a revaluation of the currency. Management does not anticipate difficulty in negotiating new maturity dates for the bank debt.  Discussions are ongoing and there is initial agreement; however, with the injection of additional capital would facilitate more favorable terms and longer term restructuring.   Successful negotiation of new maturity dates for the bank debt would reduce current liabilities by $1,573,000 and entirely eliminate the working capital deficit as calculated resulting in a small working capital surplus; however, it is important to understand that it would not, in and of itself, provide additional working capital necessary to complete and certify the solids-form production facility or provide working capital with which to increase production and profitability.  Our production is currently working capital constrained.  Demand exceeds our ability to fund the growth.  Additional capital is necessary to overcome this.  Under the terms of our acquisition agreement, funds paid to Benda S&T with respect to the acquisition are immediately re-invested in the joint venture as a five-year, non-interest bearing loan.  Management is actively considering proposals for funding and anticipates that it will initially raise a small amount of capital, sufficient to meet the company’s obligation under the acquisition agreement.  This would result in an additional $1,205,000 being restated as long term debt and, in combination with successful renegotiation of maturity dates for the bank debt, would result in a significant working capital surplus.  Completion of our investment would not only result in a calculated working capital surplus, it would provide the capital necessary to complete phase one of our two year plan including completion and certification of the solids-form production facility, additional working capital to provide for modest production increases in the injection-form facility and additional working capital to begin ramping up production in the newly certified solid-form production facility.  The injection of additional capital would also facilitate restructuring of the bank debt on more favorable terms, potentially also providing increases to short term lines of credit to fund accounts receivable and other demands on capital created by the anticipated increases in production and revenues.  It is essential that the company raise additional capital to fund its obligation and begin implementation of its near term growth strategy.  It is anticipated that the funds required to do this would be raised outside of China.  A revaluation of the Chinese currency prior to raising the funds would be expected to have an additional dilutive effect, requiring additional foreign currency to meet the demand.

Review of operating results for the quarter

Overall, first quarter operations were in line with expectations.  Sales revenues were approximately $2.15 million with gross profit of approximately $953,000.  This compares favorably to a small gross profit and net operating losses reported for the same period in the prior year, before the acquisition of our interest in  the current  joint venture.  Sales revenues in the first quarter of the current fiscal year were lower than revenues of approximately $2.6 million reported for the fourth quarter of last year as were gross profits.  This was due in part to filling of the distribution pipe late in the first quarter with two products for which sell through and re-orders had not yet taken and to the Chinese New Year in February during which production and sales are halted for approximately two weeks.  Accordingly we view this to be in line with expectations and reflective of a seasonal curve combined with the effects of new market development.

Primary goals for the second quarter

The primary focus for the second quarter will be to assist Amersin management in attracting funding.  We will also submit applications to develop three new products to the State Food and Drug Administration including Arginine, Gastrodin and Clindamycin Hydrochloride all in injectable format.  Additional controls will be implemented to reduce sales expenses particularly those associated with entertainment and travel.

ITEM 3 – CONTROLS AND PROCEDURES

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

PART 2 – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to report

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28th, 2005 the company accepted a private placement subscription from an accredited investor resident in the United States to subscribe for 400,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock. The warrant may be exercised at a price of $0.90 on or before February 28th, 2006 or at a price of $1.50 if exercised after February 28th, 2006 and on or before February 28th, 2007. These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  Gross proceeds from the sale of shares with respect to this issue were $160,000.  There were no finders fees paid, net proceeds were $160,000.

On March 14thth, 2005 the company accepted a private placement subscription from an accredited investor resident in the United States to subscribe for 25,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock. The warrant may be exercised at a price of $0.90 on or before March 14th, 2006 or at a price of $1.50 if exercised after March 14th, 2006 and on or before March 14th, 2007. These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  Gross proceeds from the sale of shares with respect to this issue were $10,000.  There were no finders fees paid, net proceeds were $10,000.

In the first quarter ended April 30th, 2005 the company accepted private placement subscription offers from a group of accredited foreign investor to subscribe for 45,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock. The warrant may be exercised at a price of $0.90 on or before January 31st, 2006 or at a price of $1.50 if exercised after January 31st, 2006 and on or before January 31st, 2007. These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  Gross proceeds from the sale of shares with respect to this issue were $18,000.  There were no finders fees paid, net proceeds were $18,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Nothing to report

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5 – OTHER INFORMATION

Nothing to report

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit	Description of Exhibit
31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

b) Reports on Form 8-K incorporated by reference

Date	Description
02MAR05	Appointment of director

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of June, 2005, Amersin Life Sciences Corporation.

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