Form 10QSB
period 2005-07-31
Amersin Life Sciences CORP
filed 2005-10-20
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31st, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31st, 2005  was 33,336,885.

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

AMERSIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Balance Sheet as at July 31st, 2005
(With Comparative Consolidated Figures as at January 31, 2005)
(Unaudited) (Expressed in US Dollars)

Assets	July 31 2005 (Unaudited)	January 31, 2005 (Audited)
Current Assets		
Cash and cash equivalents (Note 2)	$ 25,804	$ 623,219
Accounts receivable	-	486,352
Proceeds receivable from disposal of Joint Venture	-	118,000
Inventory	-	354,552
Prepaid expenses	32,871	1,172,691
Total Current Assets	58,675	2,754,814
Cash restricted as to use by court order (Note 8)	82,056	82,056
Investment in Benda (Note 1)	220,000	-
Property, plant and equipment, at cost (Note 2)	8,888	5,245,191
Less: accumulated depreciation	(4,735)	(554,197)
Net property, plant and equipment	4,153	4,690,994
Construction in progress	-	844,098
Goodwill and other Intangible assets	-	2,928,082
Total Assets	$ 364,884	$ 11,300,044
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued liabilities	$ 139,629	$ 713,998
Loans payable to related parties (Note 3)	44,279	791,661
Liabilities for acquisition of subsidiary	-	1,205,000
Short term bank loans	-	1,573,000
Total Current Liabilities	183,908	4,283,659
Long Term Debt - loans from related parties	-	2,081,200
Minority interest in Joint Venture Corporation	-	1,073,485
Stockholders' Equity		
Capital stock		
33,341,885 common shares (January 31, 2005 - 33,861,885)		
Par value $0.001 per share	33,342	33,862
Additional paid in capital	4,526,266	4,333,746
Advances on proposed subscriptions	-	80,000
Share capital to be issued (Note 1)	-	952,000
Contributed surplus - stock-based compensation	322,146	322,146
Retained earnings (deficit)	(4,700,778)	(1,860,054)
Total stockholders' equity	180,976	3,861,700
Total Liabilities and Stockholders' Equity	$ 364,884	$ 11,300,044

Commitments - Notes 1,and 3
Going Concern - Note 1
Lawsuit - Note 8
Subsequent Events - Note 9

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Statements of Operations for the three months and six months ended July 31st, 2005
(With Comparative Consolidated Figures for the prior year)
(Unaudited) (Expressed in US Dollars)

	Three Months Ended July 31		Six Months Ended July 31	
	2005 (Note 7)	2004	2005	2004
Revenue	$ -	$ 1,851,276	$ 2,151,563	$ 1,937,809
Cost of Good Sold	-	(976,246)	(1,198,518)	(1,024,286)
Gross Profit	-	875,030	953,045	913,523
Gross Profit %		47.27%	44.30%	47.14%
General and Administration Expenses				
Bank charges and interest	(118)	13,844	32,341	13,992
Depreciation - tangible assets	567	122,822	196,772	123,389
Amortization - intangible assets	-	2,695	4,043	2,695
Finders' fees	-	-	-	36,335
Investor communications	23,160	21,742	46,080	44,797
Management fees	35,853	16,490	69,218	47,540
Office expenses	5,074	172,776	55,561	197,471
Professional fees	35,064	2,569	40,007	28,248
Salaries and benefits	-	(10,459)	16,458	3,297
Stock transfer and filing fees	2,977	425	3,908	425
Travel and promotion	2,128	11,203	91,608	14,640
Write off accounts payable	(49,830)	(160,743)	(49,830)	(160,743)
Write off prepaid expenses	333,333	-	333,333	-
Total General and Administration Expenses	388,208	193,364	839,499	352,086
Net profit (loss) from operations	(388,208)	681,666	113,546	561,437
Minority interest	-	(223,608)	(227,382)	(223,608)
Loss on disposal of HBJV	104,161	(423,777)	104,161	(423,777)
Loss on terminated acquisition of Benda (Note 7)	(1,088,020)	-	(1,088,020)	-
Net profit (loss) for the period	$ (1,372,067)	$ 34,281	$ (1,097,695)	$ (85,948)

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION

(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)

Consolidated Statements of Retained Earnings (Deficit)

(Unaudited) (Expressed in US Dollars)

	Three Months Ended July 31		Six Months Ended July 31	
	2005	2004	2005	2004
Retained earnings (deficit), beginning of period	$ (1,585,682)	$ (2,238,835)	$ (1,860,054)	$ (2,118,606)
Adjustments due to acquisition agreement termination	(1,743,029)	-	(1,743,029)	-
	(3,328,711)	(2,238,835)	(3,603,083)	(2,118,606)
Net profit (loss) for the period	(1,372,067)	34,281	(1,097,695)	(85,948)
Retained earnings (deficit), end of period	$ (4,700,778)	$ (2,204,554)	$ (4,700,778)	$ (2,204,554)

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Cash Flows
(Unaudited) (Expressed in US Dollars)

	Three Months Ended July 31		Six Months Ended July 31	
Cash derived from (applied to)	2005	2004	2005	2004
Operating activities				
Net profit (loss) for the period	$ (1,372,067)	$ 34,281	$ (1,097,695)	$ (85,948)
Items not requiring use of cash				
Depreciation - tangible assets	567	122,822	196,772	123,389
Amortization - intangible assets	-	2,695	4,043	2,695
Minority interest	-	223,608	227,382	223,608
Loss on disposal of HBJV	(104,161)	423,777	(104,161)	423,777
Loss on disposal of Benda	1,088,020	-	1,088,020	-
Write off prepaid expenses	333,333	-	333,333	-
Write off Accounts payable	(49,830)	-	(49,830)	-
Stock issued for finders' fees	-	-	-	6,499
Changes in non-cash working capital items				
Prepaid expenses	(11,871)	128,105	(279,057)	127,948
Inventory	-	(39,514)	126,215	(39,514)
Accounts receivable	-	(120,846)	120,142	(120,846)
Proceeds receivable from acquisition	-	(200,056)	-	(200,056)
Joint venture organization cost payable	-	(160,743)	-	(160,743)
Accounts payable	33,751	(129,632)	(277,328)	(129,787)
Net cash derived from (applied to) operating activities	(82,258)	284,497	287,836	171,022
Financing activities				
Capital stock issued for cash	2,000	-	114,000	379,588
Loans from related parties	(25,056)	(108,843)	4,408	(108,843)
Net cash derived from (applied to) financing activities	(23,056)	(108,843)	118,408	270,745
Investing activities				
Investment in joint venture	-	(22,105)	-	(22,105)
Investment in Benda	-	(220,000)	-	(220,000)
Construction in progress	-	(64,016)	(737,586)	(64,016)
Net cash derived from (applied to) investing activities		(306,121)	(737,586)	(306,121)
Cash and cash equivalents, increase (decrease) during the period	(105,314)	(130,467)	(331,342)	135,646
Cash and cash equivalents, beginning of period	397,191	289,276	623,219	23,163
Cash of subsidiary as at April 30, 2005	(266,073)	11,117	(266,073)	11,117
Cash and cash equivalents,end of perioc	$ 25,804	$ 169,926	$ 25,804	$ 169,926

Supplemental Cash Flow Information regarding the Company's acquisition for six month period ended July 31, 2004

Fair value of assets acquired	$ 7,377,047
Less liabilities assumed	(3,944,431)
Net Assets acquired	3,432,616
Deduct: Minority interest - 40%	(1,373,046)
Less: shares issued	(1,088,000)
Less: cash acquired	(11,117)
Business acquisition, net of cash acquired	$ 960,453

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION

(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)

Notes to Financial Statements, July 31, 2005

Unaudited - Expressed in U.S. Dollars

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

(a)

Amersin Life Science Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, Inc. It was engaged in the acquisition exploration and development of mineral properties.  On April 25th, 2000 the board of directors determined that further exploration on the company’s mineral property was not commercially viable and abandoned its interest.  In April 2002, following a ten old for one new consolidation of its capital the company identified an opportunity in the Voice Over IP market and changed its name to Pan Asia Communications Corporation.  On September 3rd, 2002 the company entered into an agreement to rescind the acquisition of its voice over IP business.  On April 2nd 2003 the company changed its name from Pan Asia Communications Corporation to Hubei Pharmaceutical Group Ltd. and consolidated its capital on a ten old for one new basis.  At that time, it entered into an agreement to acquire a controlling interest in a pharmaceutical manufacturing joint venture located in Xiangfan City, Hubei Province, China.  In the second quarter of 2004 it acquired an interest in a second pharmaceutical manufacturing joint venture located in Wuhan City, Hubei Province, China.  In the third quarter of 2004 the company announced that it had sold its interest in the first joint venture, located in Xiangfan.  The Company changed its name from Hubei Pharmaceutical Group Ltd. to  Amersin Life Sciences Corporation on January 6, 2005.

Subsequent to this quarter ended July 31st, 2005 the company elected, under the terms of the acquisition agreement, not to advance additional funds to complete acquisition of or to provide additional working capital to the remaining Chinese Joint Venture pharmaceutical manufacturing corporation in which it holds majority interest with the anticipated outcome that it will no longer hold a majority interest in the joint venture.  Accordingly, accumulated figures for the statements of income, retained earnings (deficit) and cash flows are no longer disclosed.

Subsequent to the quarter ended July 31, 2005, the Company negotiated with its minority partners in the Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) and with Benda Science and Technology, controlled by the minority partners form whom it acquired its interest as to how they wish to proceed.  Negotiations are not yet complete, however, the present position is as follows:

a.

Amersin would continue to hold an interest equivalent to its paid up value of authorized capital (approximately 15.67%) of $220,000 for an as yet unspecified period of time.  The investment is recorded in these financial statement as a non current investment.

b.

At some point Amersin may sell its interest in exchange for the capital it has invested to date.

c.

Shares issued to date with respect to the acquisition (1,600,000) would be returned to treasury.

d.

A termination agreement would have an expected effective date, of the beginning of the second quarter ended July 31, 2005.

e.

Benda operations are not consolidated with Amersin effective May 1, 2005.

(b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $4,700,778 to July 31, 2005.  The Company has a working capital deficiency of $125,233 at July 31, 2005.  These factors create doubt as to the ability of the

Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

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

(c)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less.

(d)

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

(f)

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

(g)

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

(h)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized.  The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

 (i)

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

(j)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No.

104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfer to the purchaser, which usually occurs at the time shipment is made  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.  Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of Sales.

(k)

Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, and current liabilities.

It is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values.

(l)

Segmented Information

The Company’s identifiable assets are located in the following countries:

(l)

Segmented Information (cont’d)

(m)

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis
Computer equipment	-	30% per annum on the declining balance basis

(n)

Contract Termination

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard provides accounting guidance for costs associated with exit or disposal activities.  This standard revised guidance on when a liability for a cost associated with an exit or disposal activity is incurred.

Note 3.  RELATED PARTY TRANSACTIONS

The Company acquired computers and printers for $8,888 (CAD$9,180.18) from a company related to a Director during the year ended January 31, 2004.

Managements fees of $69,218 (six month period ended July 31, 2004 - $47,540) were paid to Directors of the Company for the six month period ended July 31 2005.

The balance of current loans, disclosed as current liabilities at July 31, 2005, from related parties of $44,279, was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment.

A Director and Corporate Secretary appointed on April 2, 2003, received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003.  This option matures on August 20, 2008.  A management services agreement pays $75,000 ($90,000Cdn) per annum to a company in which this Director and Corporate Secretary owns an interest.  The agreement is for a one year term and is renewable annually unless terminated by either party.

Note 4. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at July 31, 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 5.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended July 31, 2005 are as follows:

Note 5.  SHARE CAPITAL CONTINUED

Stock-Based Compensation

Stock options outstanding as at July 31, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Stock-based compensation of $322,146 is expensed for the fiscal year ended January 31, 2005, and is disclosed as a separate classification of shareholders’ equity as Contributed Surplus of $322,146 at January 31, 2005 and July 31, 2005.

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

Note 5.  SHARE CAPITAL (Cont’d)

Warrants

Warrants to purchase 1,888,678 shares of common stock are outstanding at July 31, 2005, as follows:

Exercise
Price		Number of
Per share	Expiry Date	Shares
$1.50	November 14th, 2005	301,300
$1.50	February 13th, 2006	99,928
$1.50	March 13th, 2006	150,000
$1.50	April 2nd, 2006	436,200
$0.90 $1.50	to February 1, 2006 thereafter to February 1, 2007	50,000
$0.90 $1.50	to March 1, 2006 thereafter to March 1, 2007	400,000
$0.90 $1.50	to March 15, 2006 thereafter to March 15, 2007	25,000
$0.90 $1.50	to September 15, 2005 thereafter to September 15, 2006	155,000

$0.90 $1.50	to September 30, 2005 thereafter to September 30, 2006	51,250

$0.90 $1.50	to November 16, 2005 thereafter to November 16, 2006	220,000
Total		1,888,678

Note 6.

INCOME TAX

The Company has losses forward of $5,002,834 for income tax purposes to July 31, 2005.  There are no current or deferred tax expenses for six month periods ended July 31, 2005 and July 31, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the six month periods ended July 31, 2005 and 2004 is as follows:

The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 7.

CONTRACT TERMINATION

Impairment of assets on discontinuation of operations was recorded effective commencement of the quarter ended July 31, 2005.  Details of costs and assets and liabilities eliminated are as follows:

Note 8.

LAWSUIT

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the Company.  The Company has filed its opposition to the dispute and expects a favorable decision from the Court in China.

Note 9.  SUBSEQUENT EVENTS

On September 15, 2005 the company notified the minority partners in its Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (“Benda”) joint venture in Hubei Province China that it believed that it would not be in the best interest of its shareholders to advance additional funds to complete acquisition of its interest or to provide additional working capital.  Accordingly, these financial statements disclose loss on terminated acquisition of Benda as of commencement of the quarter under July 31, 2005 and the summary of assets and liabilities eliminated as disclosed in Note 7.

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS

This Management Discussion and Analysis focuses on key information drawn from the consolidated financial statements of Amersin Life Sciences Corporation for the six months ended July 31st, 2005, and pertains to known risks and uncertainties relating to its businesses. It should not be considered all-inclusive as it excludes changes that may occur in general economic, political, and environmental conditions.  This discussion regarding the financial condition and results of operations for the three and six months ended July 31st, 2005, should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements of Amersin Life Sciences Corporation set forth in Part I of this report.  The reader’s attention is also draw to the cautionary note regarding forward looking statements appearing as page 3 of this report and to the Going Concern note 1B included in the Notes to the Financial Statements included in this report.

RECENT EVENTS

Subsequent to the end of the quarter the company filed a Form 8-K with the Securities and Exchange Commission outlining the termination of a materially definitive agreement.

On September 15th, 2005 the company notified the minority partners in its Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture in Hubei Province China that it did not believe it would be in the best interest of its shareholders to advance additional funds to complete acquisition of its interest or to provide additional working capital.  This was done within the framework of the original acquisition agreement and it is anticipated that discussions and negotiations will take place over the next several weeks which may lead to the company holding a minority position in the Joint Venture; selling its interest in the joint venture back to the vendors (a company controlled by the minority partners); or other outcome which is not yet determined.  Additional information will be made available once a definitive agreement has been determined.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-noted items, are reasonable.  The reader is directed to Note 2 in the notes to the financial statements included herein for specific information regarding principals of consolidation, treatment of minority interests, income taxes, stock based compensation, impairment of long-lived assets, foreign currency translation and other significant polices with respect to the preparation of the company’s financial statements.

PLAN OF OPERATION

The company is currently exploring sources of funding and other revenue producing opportunities in China and in the United States and hopes to release additional information as to its progress in, or subsequent to, the third quarter ended October 31st, 2005. The reader is cautioned that the company currently has no income or operating revenues.  Accordingly, investment in the company must be considered high risk and extremely speculative.

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

With respect to internal control over financial reporting, our Chief Executive Officer is fully bilingual and stationed in China overseeing the company’s interests there.   Mr. Li communicates regularly with our CFO in North America, Mr. Fletcher, and with the company’s accountants, responding to any requests for clarification.  Although China is moving toward generally accepted accounting principals consistent with those used in the United States, there are still some differences particularly with respect to the treatment of non cash items.  The company’s independent accountants are bilingual and available to assist with recommendations regarding presentation in conformity to US GAAP and do review the company’s statements each quarter with respect to conformity.  Mr. Fletcher has suggested that, as the company grows, it may wish to consider employing a bilingual CFO in North America or, as an alternative, that it consider adding a bilingual member to its audit committee at such time that one is formed.

Required certifications by the CEO and CFO are attached to this report as exhibits 31.1 and 31.2.  This Controls and Procedures section of the report deals with information concerning the Evaluation referred to in the certifications and should be read in conjunction with them to develop a more complete understanding of what is presented.  Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that these controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States.  There have been no changes to our internal controls during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect this.

PART 2 – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Nothing to report

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Nothing to report

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5 – OTHER INFORMATION

Nothing to report

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit	Description of Exhibit

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

b) Reports on Form 8-K

Date	Description
16SEP05	Notice to Joint Venture partner that the company will not be providing additional funds for working capital or to complete acquisition (1)

(1)	Incorporated by reference

(2)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of October 2005, Amersin Life Sciences Corporation

By:	/s/ H. Y. Li
H. Y. (Reid) Li, President, CEO

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by E. H. (Eric) Fletcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 EXHIBIT 31.1

OFFICER’S CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Reid Li, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Amersin Life Sciences Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer and myself are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 15th, 2005

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer

EXHIBIT 31.2

OFFICER’S CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Fletcher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Amersin Life Sciences Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer and myself are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 15th, 2005

/s/ E. H. (Eric). Fletcher
E. H. (Eric) Fletcher Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, H. Y. (Reid) Li, Chief Executive Officer of Amersin Life Sciences Corporation (the “Company”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of the Company on Form 10-QSB for the six months ended July 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15th, 2005

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, E. H. (Eric) Fletcher, Chief Financial Officer of Amersin Life Sciences Corporation (the “Company”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of the Company on Form 10-QSB for the Six months ended July 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15th, 2005

/s/ E. H. (Eric). Fletcher
E. H. (Eric) Fletcher Chief Financial Officer