Form 10QSB
period 2005-10-31
Amersin Life Sciences CORP
filed 2006-01-17
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period October 31st, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of October 31st, 2005  was 33,341,885.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  You should review carefully all information, including the financial statements and the notes to the financial statements included in this quarterly report. Factors that could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this quarterly report include but are not limited to:

•

the timing, impact and other uncertainties related to pending and future acquisitions by the company

•

the ability of the company to secure funding to make and/or operate future acquisitions

•

the impact of new technologies

•

changes in laws or rules or regulations of governmental agencies

•

currency exchange rate fluctuations

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.  Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on our periodic reports on Forms 10-KSB, 10-QSB and current reports on Form 8-K (if any), in which we discuss or may discuss in more detail various important factors that could cause actual results to differ from expected or historic results.  It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions.  We cannot assure you that projected results will be achieved.

**AMERSIN LIFE SCIENCES CORPORATION**
**(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)**
**Balance Sheet as at October 31st, 2005**
**(With Comparative Consolidated Figures as at January 31, 2005**
**(Expressed in US Dollars)**

| | October 31 2005 (Unaudited) | January 31, 2005 (Audited) |
|---|---|---|
| **Assets** | | |
| **Current Assets** | (Prepared by Management) | |
| Cash(Note 2) | $ 9,199 | $ 623,219 |
| Accounts receivable | - | 486,352 |
| Allowance for doubtful accounts | | (24,318) |
| Proceeds receivable from disposal of Joint Venture | - | 118,000 |
| Inventory | - | 354,552 |
| Prepaid expenses | 31,000 | 1,172,691 |
| **Total Current Assets** | 40,199 | 2,730,496 |
| **Cash restricted as to use by court order (Note 8)** | 82,056 | 82,056 |
| **Cash due from Benda Science and Technology (Note 1)** | 220,000 | - |
| **Property, plant and equipment, at cost (Note 2)** | 8,888 | 5,245,191 |
| **Less: accumulated depreciation** | (4,790) | (554,197) |
| **Net property, plant and equipment** | 4,098 | 4,690,994 |
| **Construction in progress** | - | 844,098 |
| **Goodwill and other Intangible assets** | - | 2,928,082 |
| **Total Assets** | $ 346,353 | $ 11,275,726 |
| **Liabilities and Stockholders' Equity** | | |
| **Current Liabilities** | | |
| Accounts payable and accrued liabilities | $ 147,386 | $ 713,998 |
| Loans payable to related parties (Note 3) | 5,238 | 791,661 |
| Liabilities for acquisition of subsidiary | - | 1,205,000 |
| Short term bank loans | - | 1,573,000 |
| **Total Current Liabilities** | 152,624 | 4,283,659 |
| **Long Term Debt - loans from related parties** | - | 2,081,200 |
| **Minority interest in Joint Venture Corporation** | - | 1,073,485 |
| **Stockholders' Equity** | | |
| Capital stock | | |
| 33,341,885 common shares (January 31, 2005 - 33,861,885) | | |
| Par value $0.001 per share | 33,342 | 33,862 |
| Additional paid in capital | 4,526,266 | 4,333,746 |
| Advances on proposed subscriptions | 124,000 | 80,000 |
| Share capital to be issued (Note 1) | - | 952,000 |
| Contributed surplus - stock-based compensation (Note 5) | 322,146 | 322,146 |
| Retained earnings (deficit) | (4,812,025) | (1,884,372) |
| **Total stockholders' equity** | 193,729 | 3,837,382 |
| **Total Liabilities and Stockholders' Equity** | $ 346,353 | $ 11,275,726 |

**Approved on behalf of the board:**

H. Y. (Reid) Li ________, Director and Chief Executive Officer

Commitments - Notes 1,and 3
Going Concern - Note 1
Lawsuit - Note 8
Subsequent Events - Note 9

See Accompanying Notes

**AMERSIN LIFE SCIENCES CORPORATION**
**(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)**
**Statement of Operations**
**(with comparative consolidated figures for prior periods)**
**(Expressed in US Dollars)**
**(Unaudited - Prepared by Management)**

| | Three Months Ended October 31 | | Nine Months Ended October 31 | |
|---|---|---|---|---|
| | 2005 (Note 7) | 2004 | 2005 | 2004 |
| Revenue | $ - | $ 2,062,863 | $ 2,151,563 | $ 4,000,672 |
| Cost of Good Sold | - | (1,016,664) | (1,198,518) | (2,040,950) |
| Gross Profit | - | 1,046,199 | 953,045 | 1,959,722 |
| Gross Profit % | | 50.72% | 44.30% | 48.98% |
| General and Administration Expenses | | | | |
| Bank charges and interest | 156 | 24,565 | 32,497 | 46,726 |
| Bad debts | - | 18,740 | (24,318) | 18,740 |
| Depreciation - tangible assets | 55 | 32,874 | 196,827 | 156,263 |
| Amortization - intangible assets | - | 28,608 | 4,043 | 31,303 |
| Finders' fees | 12,048 | 2,200 | 12,048 | 38,535 |
| Foreign Currency Revaluation | 5,579 | | 5,579 | |
| Investor communications | 19,897 | 19,035 | 65,977 | 63,832 |
| Management fees | 66,088 | 32,209 | 135,306 | 79,749 |
| Office expenses | 422 | 103,402 | 55,983 | 292,704 |
| Professional fees | 3,578 | 66,838 | 43,585 | 95,086 |
| Salaries and benefits | - | 19,642 | 16,458 | 22,939 |
| Stock transfer and filing fees | 164 | 1,890 | 4,072 | 2,315 |
| Travel and promotion | 3,260 | 79,035 | 94,868 | 93,675 |
| Write off accounts payable | - | - | (49,830) | (160,743) |
| Write off prepaid expenses | - | - | 333,333 | - |
| Total General and Administration Expenses | 111,247 | 429,038 | 926,428 | 781,124 |
| Net profit (loss) from operations | (111,247) | 617,161 | 26,617 | 1,178,598 |
| Minority interest | - | (305,556) | (227,382) | (529,164) |
| Loss on disposal of HBJV | - | - | - | (423,777) |
| Loss on terminated acquisition of Benda (Note 7) | - | - | (1,088,020) | - |
| Net profit (loss) for the period | $ (111,247) | $ 311,605 | $ (1,288,785) | $ 225,657 |

See Accompanying Notes

**AMERSIN LIFE SCIENCES CORPORATION**
**(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)**
**Statement of Retained Earnings (Deficit)**
**(with comparative consolidated figures for prior periods)**
**(Expressed in US Dollars)**
**(Unaudited - Prepared by Management)**

| | Three Months Ended October 31 | | Nine Months Ended October 31 | |
|---|---|---|---|---|
| | 2005 | 2004 | 2005 | 2004 |
| Retained earnings (deficit), beginning of period | $ (4,700,778) | $ (2,204,554) | $ (1,884,372) | $ (2,118,606) |
| Adjustments due to termination of acquisition agreement | | - | (1,638,868) | - |
| | (4,700,778) | (2,204,554) | (3,523,240) | (2,118,606) |
| Net profit (loss) for the period | (111,247) | 311,605 | (1,288,785) | 225,657 |
| Retained earnings (deficit), end of period | $ (4,812,025) | $ (1,892,949) | $ (4,812,025) | $ (1,892,949) |

See Accompanying Notes

**AMERSIN LIFE SCIENCES CORPORATION**
**(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)**
**Statement of Cash Flows**
**(with comparative consolidated figures for prior periods)**
**(Expressed in US Dollars)**
**(Unaudited - Prepared by Management)**

| | Three Months Ended October 31 | | Nine Months Ended October 31 | |
|---|---|---|---|---|
| **Cash derived from (applied to)** | 2005 | 2004 | 2005 | 2004 |
| **Operating activities** | | | | |
| Net profit (loss) for the period | $ (111,247) | $ 311,605 | $ (1,288,785) | $ 225,657 |
| Items not requiring use of cash | | | | |
| Depreciation - tangible assets | 55 | 32,874 | 196,827 | 156,263 |
| Amortization - intangible assets | - | 28,608 | 4,043 | 31,303 |
| Bad debts allowance | | 18,740 | (24,318) | 18,740 |
| Minority interest | - | 305,556 | 227,382 | 529,164 |
| Loss on disposal of HBJV | - | - | - | 423,777 |
| Loss on disposal of Benda | - | - | 1,088,020 | - |
| Write off prepaid expenses | - | - | 333,333 | - |
| Stock issued for finders' fees | - | 4,524 | - | 11,023 |
| Stock issued for consulting fees | | 140,000 | | 140,000 |
| Changes in non-cash working capital items | | | | |
| Prepaid expenses | 1,871 | (688,180) | (277,186) | (560,232) |
| Inventory | - | (175,336) | 126,215 | (216,099) |
| Accounts receivable | - | 69,166 | 120,142 | (51,680) |
| Proceeds receivable from acquisition | - | - | - | (200,056) |
| Joint venture organization cost payable | - | - | - | (160,743) |
| Accounts payable | 7,757 | 233,893 | (317,401) | 104,106 |
| Net cash derived from (applied to) operating activities | (101,564) | 281,450 | 188,272 | 451,223 |
| **Financing activities** | | | | |
| Capital stock issued for cash | - | 77,976 | 192,000 | 457,564 |
| Advances on proposed subscriptions | 124,000 | - | 44,000 | - |
| Loans from related parties | (39,041) | - | (34,633) | (108,843) |
| Net cash derived from financing activities | 84,959 | 77,976 | 201,367 | 348,721 |
| **Investing activities** | | | | |
| Fixed assets purchased | | (237,172) | | |
| Investment in joint venture | - | - | - | (22,105) |
| Investment in Benda | - | 235,923 | - | (220,000) |
| Construction in progress | - | (115,850) | (737,586) | (179,866) |
| Net cash derived from (applied to) investing activities | | (117,099) | (737,586) | (421,971) |
| **Cash, increase(decrease) during the period** | (16,605) | 242,327 | (347,947) | 377,973 |
| **Cash, beginning of period** | 25,804 | 169,926 | 623,219 | 23,163 |
| **Cash of subsidiary as at April 30, 2005** | - | - | (266,073) | 11,117 |
| **Cash and cash equivalents,end of period** | $ 9,199 | $ 412,253 | $ 9,199 | $ 412,253 |

Supplemental Cash Flow Information regarding the Company's acquisition for nine months ended Oct 31, 2004

| | |
|---|---|
| Fair value of assets acquired | $ 7,377,047 |
| Less liabilities assumed | (3,944,431) |
| Net Assets acquired | 3,432,616 |
| Deduct: Minority interest - 40% | (1,373,046) |
| Less: shares issued | (1,088,000) |
| Less: cash acquired | (11,117) |
| Business acquisition, net of cash acquired | $ 960,453 |

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION

(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)

Notes to Financial Statements, July 31, 2005

Unaudited - Expressed in U.S. Dollars

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

(a) Amersin Life Science Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, Inc. It was engaged in the acquisition exploration and development of mineral properties.  On April 25th, 2000 the board of directors determined that further exploration on the company’s mineral property was not commercially viable and abandoned its interest.  In April 2002, following a ten old for one new consolidation of its capital the company identified an opportunity in the Voice Over IP market and changed its name to Pan Asia Communications Corporation.  On September 3rd, 2002 the company entered into an agreement to rescind the acquisition of its voice over IP business.  On April 2nd 2003 the company changed its name from Pan Asia Communications Corporation to Hubei Pharmaceutical Group Ltd. and consolidated its capital on a ten old for one new basis.  At that time, it entered into an agreement to acquire a controlling interest in a pharmaceutical manufacturing joint venture located in Xiangfan City, Hubei Province, China.  In the second quarter of 2004 it acquired an interest in a second pharmaceutical manufacturing joint venture, Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”), located in Wuhan City, Hubei Province, China.  In the third quarter of 2004 the company announced that it had sold its interest in the first joint venture, located in Xiangfan.  The Company changed its name from Hubei Pharmaceutical Group Ltd. to Amersin Life Sciences Corporation on January 6, 2005.  In its second quarter ended July 31st, 2005 the company elected, under the terms of the acquisition agreement, not to advance additional funds to complete payment for its interest in, or to provide additional working capital to, the second Chinese Joint Venture.   In the current quarter, the company negotiated with its joint venture partner to sell its interest back to the party from whom it acquired the interest in exchange for the return of 1.6 million common shares of the company, release from an obligation to issue an additional 1.4 million shares, and $220,000 payable on or before April 16th, 2006.     Subsequent to the quarter ended October 31st, 2005 the Company returned 1.6 million shares to treasury.

(b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $4,806,446 to October 31, 2005.  The Company has a working capital deficiency of $106,846 at October 31, 2005.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP”).

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

(c)

Cash and Cash Equivalents

Cash represents funds on deposit with the Company’s bankers.

(d)

Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors in the accompanying consolidated financial statements and these costs are accrued and included in accounts payable and accrued liabilities.

.

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

(f)

Stock Based Compensation

Effective January 1, 2005, the Company adopted revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.”  This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction.  The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards.  Stock-based compensation newly issued in 2005 is expensed in accordance with the fair value based method of accounting.  The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period.  The Company estimates the fair value of stock options using the Black-Scholes option valuation model, as outlined in Note 5.

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

(j)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfer to the purchaser, which usually occurs at the time the shipment is made.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.  Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of Sales.

(k)

Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents and current liabilities.

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

Managements fees of $135,306 (nine month period ended October 31, 2004 - $79,749) were paid to Directors of the Company for the nine month period ended October 31 2005.

The balance of current loans, disclosed as current liabilities at October 31, 2005, from related parties of $5,238, was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment.

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

Note 4. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at October 31, 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 5.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended October 31, 2005 are as follows:

Note 5.  SHARE CAPITAL CONTINUED

Stock-Based Compensation

Stock options outstanding as at October 31, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Stock-based compensation of $322,146 is expensed for the fiscal year ended January 31, 2005, and is disclosed as a separate classification of shareholders’ equity as Contributed Surplus of $322,146 at January 31, 2005 and October 31, 2005.

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

Note 5.  SHARE CAPITAL (Cont’d)

Warrants

Warrants to purchase 1,888,678 shares of common stock are outstanding at October 31, 2005, as follows:

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

Note 6.

INCOME TAX

The Company has losses forward of $4,806,446 for income tax purposes to October 31, 2005.  There are no current or deferred tax expenses for nine month periods ended October 31, 2005 and October 31, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the nine month periods ended October 31, 2005 and 2004 is as follows:

The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 7.

CONTRACT TERMINATION

Impairment of assets on discontinuation of operations was recorded effective commencement of the quarter ended July 31, 2005.  Details of costs and assets and liabilities eliminated were as follows:

Note 8.

LAWSUIT

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the joint venture in Xiangfan who sued the joint venture and subsequently served time in prison with respect to the allegations.  The court found in favor of the former joint venture; however, the individual is now disputing the finding on appeal.  An opposition to the dispute has been filed and the favorable decision from the Court in China is expected to be upheld.  The company has a commitment from the current owners of the joint venture that the funds will be returned to the company upon release by the courts.

Note 9.  SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the company returned 1.6 million shares formerly issued with respect to the acquisition of its interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. to treasury.

Subsequent to the end of the quarter the company issued 775,000 shares of it common stock with respect to five private placements.  The shares were exempt from registration in an off-shore transaction under Regulation S and were sold at a unit price of 16 cents .  Each unit consisted of one share of common stock and one purchase warrant.  The purchase warrants provide for the purchase of an additional share of common stock at a price of $0.50 if exercised on or before October 31st, 2006.

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS

This Management Discussion and Analysis focuses on key information drawn from the consolidated financial statements of Amersin Life Sciences Corporation for the nine months ended October 31st, 2005, and pertains to known risks and uncertainties relating to its businesses. It should not be considered all-inclusive as it excludes changes that may occur in general economic, political, and environmental conditions.  This discussion regarding the financial condition and results of operations for the three and nine months ended October 31st, 2005, should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements of Amersin Life Sciences Corporation set forth in Part I of this report.  The reader’s attention is also draw to the cautionary note regarding forward looking statements appearing as page 3 of this report and to the Going Concern note 1B included in the Notes to the Financial Statements included in this report.

RECENT EVENTS

During the quarter, following lengthy discussions with its joint venture partner, the Company decided that it would not be in its shareholders best interest to complete payment for, or continue to invest in, the Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture.  On October 20th the company filed Form 8-K with the Securities and Exchange Commission outlining the disposal of its interest in the Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd.

Under the terms of the agreement dated October 16th, 2005 the company sold its interest in the joint venture to Hubei Benda Science and Technology Company, the party from whom it acquired its interest.  The purchaser will pay to the company US$220,000 and return 1.6 million common shares representing the total sum paid to date for the Company’s interest in the Joint Venture.  The 1.6 million shares were returned to treasury subsequent to the end of the quarter.  The $220,000 will be repaid to the Company on or before six months following the signing of the formal termination agreement on October 16th, 2005.  The Company has agreed to contribute $10,000 to the costs associated with restructuring the joint venture in China subject to payment of the $220,000 on or before the date specified.   The Company has not undertaken any contingent guarantees with respect to the joint venture’s debt or other obligations and, under the terms of the termination agreement, is released from all obligations to complete payment with respect to the purchase price or to provide additional working capital.

Subsequent to the end of the quarter the company accepted the resignation of its director and corporate secretary Mr. Eric Fletcher.  Mr. Fletcher continues to provide services to the company through contract with a private company in which  Mr. Fletcher holds a controlling interest.   The company also welcomed a new member to its board of directors, Mr. Rob Gillingham.  Mr. Gillingham is a Canadian Chartered Accountant and has prior public company experience as president of Java Group Ltd. a publicly listed company in the retail food services industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our comments and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-noted items, are reasonable.  The reader is directed to Note 2 in the notes to the financial statements included herein for specific information regarding principals of consolidation, treatment of minority interests, income taxes, stock based compensation, impairment of long-lived assets, foreign currency translation and other significant polices with respect to the preparation of the company’s financial statements.

PLAN OF OPERATION

Management was fully occupied during the quarter with the negotiations and disposal of its interest in its Chinese joint venture and, at this time, the company is not involved in any other business activities and has no sources of operational revenue.  The board of directors and management of the Company are actively investigating other business opportunities and hope to make appropriate announcements and disclosure early in the new year.

ITEM 3 – CONTROLS AND PROCEDURES

Our Chief Executive Officer carried out an evaluation regarding the effectiveness of our procedures and controls designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, are recorded, processed and reported within the time periods prescribed by the SEC rules and regulations.

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

With respect to internal control over financial reporting, our Chief Executive Officer is fully bilingual and stationed in China overseeing the company’s interests there.   Mr. Li communicates regularly with the company’s accountants, responding to any requests for clarification.  Although China is moving toward generally accepted accounting principals consistent with those used in the United States, there are still some differences particularly with respect to the treatment of non cash items.  The company’s independent accountants are bilingual and available to assist with recommendations regarding presentation in conformity to US GAAP and do review the company’s statements each quarter with respect to conformity.

Required certifications by the CEO are attached to this report as exhibit 31.1.  This Controls and Procedures section of the report deals with information concerning the Evaluation referred to in the certifications and should be read in conjunction with them to develop a more complete understanding of what is presented.  Based upon the Evaluation, the Company's CEO has concluded that, subject to the limitations noted above, Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO,  particularly during the period when our periodic reports are being prepared, and that these controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States.  There have been no changes to our internal controls during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect this.

PART 2 – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During the quarter the company failed to file a defense against a lawsuit for sums claimed by a Nevada law firm for services rendered as far back as the late 1990’s.  The current board of directors was not advised by the last board of directors that an action was pending and was unaware of the proceedings in Nevada.  The total amount owing is approximately $33,000.  The company is in discussion with the other party regarding a resolution.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Nothing to report

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5 – OTHER INFORMATION

Nothing to report

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit	Description of Exhibit

31.1	Rule 13a-14 (a) and 15d-14(a) certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by H. Y. (Reid) Li, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

b) Reports on Form 8-K

Date	Description
16SEP05	Notice to Joint Venture partner that the company will not be providing additional funds for working capital or to complete acquisition (1)
20OCT05	Termination of Joint Venture Agreement(1)

(1)	Incorporated by reference

(2)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 16th day of October 2005, Amersin Life Sciences Corporation

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

Date: January 16th, 2006

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

Date: January 16th, 2006

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer