Form 10KSB
period 2006-01-31
Amersin Life Sciences CORP
filed 2006-06-14
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JANUARY 31st, 2006

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

State issuer’s revenues for its most recent fiscal year.  $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $ 605,306 calculated as 19,911,885 shares at 3 cents per share as at May 31st, 2006.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ____     No _X__

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of May 31st, 2006, the Company had 32,516,885 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes __; No X

	Amersin Life Sciences Corporation Form 10-KSB For the Year Ended January 31st, 2006 T A B L E O F C O N T E N T S

		Page
Part I

Item 1	Description of Business	5
Item 2	Description of Property	6
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	7

Part II

Item 5	Market for Common Equity and Related Stockholder Matters	7
Item 6	Management’s Discussion and Analysis or Plan of Operation	13
Item 7	Financial Statements	15
	Consolidated Balance Sheet
	Consolidated Statement of Income
	Consolidated Statement of Retained Earnings
	Consolidated Statement of Cash Flows
	Consolidated Statement of Stockholders Equity
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	36
Item 8A	Controls and Procedures	36
Item 8B	Other Information	36

Part III

Item 9	Directors, Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	38
Item 10	Executive Compensation	41
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stock-Holders Matters	41
Item 12	Certain Relationships and Related Transactions	44
Item 13	Exhibits	44
Item 14	Principal Accountant Fees and Services	45

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

On April 2nd, 2003 our current president and a secretary were appointed to the board and the company accepted the resignations of all members of the previous board of directors.  The company announced a name change to Hubei Pharmaceutical Group Ltd. and, on April 3rd, its shares commenced trading on the OTC Bulletin Board under the new trading symbol, HBEI.

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

During the second quarter last year, with an effective date of June 1st, 2004, the company acquired a 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (Hubei Benda) for cash, some off which is due on a schedule in the current fiscal year, and for restricted stock issued at a price of $0.68.  1,600,000 shares were issued upon completion of the independent audit.  An additional 1,400,000 shares were to be issued upon licensing of one of several new Biotech pharmaceuticals owned by the joint venture to be used in treating diabetes and certain forms of cancer.  Additional details regarding the acquisition are available in the Consolidated Balance Sheet and notes to the financial statements filed with the Securities and Exchange Commission on Form 8K September 7th, 2004 and on the company’s quarterly report files with the Securities and Exchange Commission on Form 10-QSB  September 22nd, 2004.

Subsequent to but with an effective date at the end of the quarter ended July 31st, 2004 the company disposed of its 57.14% interest in Hubei Pharmaceutical Co. Ltd.  This transaction resulted in recovery of cash in the form of an account receivable from the purchase and recapture of previously recorded operating expenses in the form of credit notes against accounts payable.  In total the accounts receivable and credit notes exceed the company’s investment; however, as a result of other non-cash items, a terminal loss on disposal of $423,777 was recorded with respect to the transaction. Additional details regarding the disposal are available in the Consolidated Balance Sheet included with the company’s quarterly report filed with the Securities and Exchange Commission on Form 10-QSB  September 22nd, 2004 and on Form 8K filed with the Securities and Exchange Commission September 14th, 2004.

On January 14th, 2005 the company announced that it had changed its name from Hubei Pharmaceutical Group Ltd. to Amersin Life Sciences Corporation as well as a change in its trading symbol from HBEI to AMLS.

Subsequent to but with an effective date at the end of the quarter ended April 30th, 2005 the company disposed of its 60% interest in Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd.  This transaction resulted in recovery of cash in the form of an account receivable of $220,000 from the purchaser, return to treasury of 1,600,000 shares, elimination of the requirement to issue an additional 1.4 million shares, elimination of approximately 1.2 million dollars of debt to the party from whom the interest was originally purchased and removal of all responsibility or liability with respect to the joint venture.  Additional details regarding the disposal are available in the Consolidated Balance Sheet included with the company’s quarterly report filed with the Securities and Exchange Commission on Form 10-QSB  October 20th, 2005.

Business Of Issuer

Introduction

Amersin Life Sciences Corporation currently has no operating business or interest in any subsidiary operations.

Item 2 – Description of Property

Amersin Life Sciences Corporation has nothing to report.

Item 3 – Legal Proceedings

There is an amount of $82,056 deposited with the Court in China and reported as restricted as to use.  Amersin prevailed in this action in which the other party was found guilty of criminal action and imprisoned.  Since release the other party has filed an objection as to the release of funds.  The company has responded by filing an objection to the filing by the other party and at present the other party may now be facing additional criminal charges; however, the funds remain held by the court and the company has written off the amount in 2006 as it may not be recoverable or the costs to recover may exceed the amounts on deposit.

In the fiscal year ended January 31st, 2006, an attorney claiming to have worked for the Company at the direction of a prior board several years ago sued and was awarded judgment for fees and interest, currently amounting to $39,864.  The company was unaware of the lawsuit pending and did not appear to file a defense.  Management anticipate that this will be settled in the second quarter.

Item 4 – Submission of Matters to a Vote of Security Holders

Amersin Life Sciences Corporation has nothing to report.

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

Quarter Ended	High Bid	Low Bid
April, 2005	$0.93	$0.52
July, 2005	$0.72	$0.29
October, 2005	$0.59	$0.35
January, 2005	$0.60	$0.35
April, 2005	$0.75	$0.32
July, 2005	$0.36	$0.07
October, 2005	$0.18	$0.08
January, 2006	$0.12	$0.015

Holders

As of January 31st, 2006 there were approximately 123 registered holders of our common stock.  This information was taken from reports provided to us by our transfer agent.  As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.

Dividends

To date, we have not paid dividends on our common stock. The payment of dividends on our common stock, if any, is at the discretion of the board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. We do not intend to declare dividends in the foreseeable future.

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

On February 25th, 2005 the company accepted two private placement subscription offers from an accredited investor resident in the United States to subscribe for a total of 400,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.60 on or before April 29th, 2005 or at a price of $0.90 if exercised after April 29th, 2005 and on or before twelve months following the subscription date or at a price of $1.50 for up to 24 months following the subscription date.  These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceed of sale from the transactions was $160,000.  Net proceeds of sale were also $160,000.

On February 25th, 2005 the company accepted private placement subscription offers from accredited foreign investors to subscribe for 30,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.60 on or before April 29th, 2005 or at a price of $0.90 if exercised after April 29th, 2005 and on or before twelve months following the subscription date or at a price of $1.50 for up to 24 months following the subscription date.  These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceed of sale from the transactions was $12,000.  Net proceeds of sale were also $12,000.

On March 16th, 2005 the company accepted a private placement subscription offer from an accredited foreign investor to subscribe for 5,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.60 on or before April 29th, 2005 or at a price of $0.90 if exercised after April 29th, 2005 and on or before January 31st, 2006 or at a price of $1.50 if exercised after January 31st, 2006 and on or before January 31st, 2007.                                   These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceed of sale from the transactions was $2,000.  Net proceeds of sale were also $2,000.

On March 19th, 2005 the company accepted a private placement subscription offer from an accredited investor resident in the United States to subscribe for a total of 25,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.60 on or before April 29th, 2005 or at a price of $0.90 if exercised after April 29th, 2005 and on or before twelve months following the subscription date or at a price of $1.50 for up to 24 months following the subscription date.  These shares were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceed of sale from the transactions was $10,000.  Net proceeds of sale were also $10,000.

On March 19th, 2005 the company accepted a private placement subscription offer from an accredited foreign investor to subscribe for 20,000 shares of common stock at a price of 40 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock.  The warrant may be exercised at a price of $0.60 on or before April 29th, 2005 or at a price of $0.90 if exercised after April 29th, 2005 and on or before January 31st, 2006 or at a price of $1.50 if exercised after January 31st, 2006 and on or before January 31st, 2007.                                   These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceed of sale from the transactions was $2,000.  Net proceeds of sale were also $2,000.

On September 19th, 2005 the company accepted private placement subscription offers from accredited foreign investors to subscribe for 775,000 shares of common stock at a price of 16 cents. Each share carries one purchase warrant entitling the investor to purchase an additional share of common stock at a price of $0.25 if exercised on or before October 31st, 2005 or at a price of $0.50 if exercised after October 31st, 2005 and on or before October 31st, 2006.  These shares were issued in an off-share transaction in reliance upon exemption from registration under Regulation S of the Securities Act of 1933, as amended. All shares issued with respect to this private placement are subject to restrictions on transfer and carry an appropriate restrictive legend requiring compliance with Rule 144.  The gross proceeds of sale from the transactions were $124,000.  Net proceeds of sale were $109,512.

A summary of outstanding warrants to purchase common stock as at January 31, 2006 is presented in the following table:

Warrant Exercise Terms	Shares Available
At $1.50 before September 15th, 2006	155,000
At $1.50 before September 30th, 2006	51,250
At $1.50 before November 16th, 2006	220,000
At $0.90 on or before February 1st, 2006 or at $1.50 before February 1st 2007	50,000
At $1.50 before February 13th, 2006	99,928
At $0.90 before March 1st, 2006 or at $1.50 before March 1st, 2007	400,000
At $1.50 before March 13th, 2006	150,000
At $0.90 before March 15th, 2006 or at $1.50 before March 15th, 2007	25,000
At $1.50 before April 2nd, 2006	436,200
At $0.50 on or before October 31st, 2006	775,000
Total warrants outstanding as at January 31st, 2006	2,362,378

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

Amersin Life Sciences Corporation’s currently has no line of business and owns no operating subsidiaries.  Management is working to collect outstanding receivables and investigating new business opportunities.  As disclosed on Form 8-K filed with the Securities and Exchange Commission on December 14th, 2005 and on Form 8-K/A filed with the Securities and Exchange Commission on December 27th, 2005, errors have been detected in the preparation of a previously filed  consolidated cash flow statement that include the following:

•

Capital stock issued for cash for the year ended January 31st, 2005 should be recorded as a cash inflow of $566,813 not a cash outflow of $667,387.

•

There were no cash flows for intangible assets for the year ended January 31st, 2005.  The cash outflow of $923,294 was recorded incorrectly.

•

The acquisition of an interest in a joint venture of $1,470,878 was recorded incorrectly. The nature of the transaction remains unchanged; however, it is characterized incorrectly in the cash flow statement.

It is anticipated that the company will file amendments to reflect these changes with respect to its annual report on form 10-KSB for the year ended January 31st, 2005 filed with the Securities and Exchange Commission June 2nd, 2005; to its quarterly report on form 10-QSB for the period ended April 30th, 2005 filed with the Securities and Exchange Commission June 21st, 2005; to its quarterly report on form 10-QSB for the period ended July 31st, 2005 filed with the Securities and Exchange Commission October 20th, 2005 and possible to it’s quarterly report for the period ended October 31st, 2004 filed with the Securities and Exchange Commission December 13th, 2004.

It should also be noted that we continue to require funding to maintain the company.  Our expenditures in North America are modest, consisting primarily of management fees, professional fees, compliance costs and communications costs.  We have historically funded these through the sale of stock and plan to continue to do so as required.    We do not have sufficient funds to operate throughout the current fiscal year without raising capital through the sale of our stock.

The company has no off balance sheet arrangements to report.

 Item 7 – Financial Statements

AMERSIN LIFE SCIENCES CORPORATION Balance Sheets (Expressed in US Dollars)

See Accompanying Notes and Independent Auditors' Report

AMERSIN LIFE SCIENCES CORPORATION Statements of Income (Expressed in US Dollars)
See Accompanying Notes and Independent Auditors' Report

AMERSIN LIFE SCIENCES CORPORATION Statement of Cash Flows Expressed in US Dollars)

Year Ended January 31, 2006	Year Ended January 31, 2005
Operating activities		
Net profit (loss) for the year	$ (1,896,801)	$ 234,234
Items not requiring use of cash		
Depreciation - tangible assets	1,586	316,942
Amortization - intangible assets	-	16,172
Allowance for doubtful accounts	-	24,318
Minority interest	-	934,639
Write off funds related to court order	82,056	-
Compensation cost	-	322,146
Loss on disposal of HBJV	-	423,777
Loss on disposal of Benda	1,273,497	-
Stock issued for finders' fees	-	3,774
Stock issued for consulting fees	-	140,000
Write off accounts payable	(136,834)	-
Write off prepaid expenses	333,333	-
Changes in non-cash working capital items		
Prepaid expenses	(203,611)	(801,327)
Inventory	-	79,485
Accounts receivable	-	(153,223)
Proceeds receivable from acquisition	118,000	(200,056)
Accounts payable	54,174	(253,002)
Cash from (used for) operating activities in continuing operations	(374,600)	1,087,879
Cash from operating activities in discontinued operations	552,738	
Cash from operating activities	178,138	1,087,879
Financing activities		
Capital stock issued for cash	236,000	566,813
Advances on proposed subscriptions	-	58,000
Loans from related parties	30,362	(74,210)
Cash from financing activities in continuing operations	266,362	550,603
Cash from (used for) financing activities in discontinued operations	(59,689)	
Cash from financing activities	206,673	550,603
Investing activities		
Fixed assets purchased	-	(1,250)
Advance to HBJV	-	(300,105)
Investment in joint venture	-	278,000
Investment in Benda	-	(220,000)
Construction in progress	-	(806,188)
Cash from (used for) investing activities in continuing operations	-	(1,049,543)
Cash from (used for) investing activities in discontinued operations	(737,586)	
Cash from (used for) investing activities	(737,586)	
Cash, increase(decrease) during the year	(352,775)	588,939
Cash, beginning of year	623,219	23,163
Cash of subsidiary	(266,073)	11,117
Cash, end of year	$ 4,371	$ 623,219

Supplemental Cash Flow Information - Note 11

The accompanying notes are an integral part of these financial statements

AMERISIN LIFE SCIENCES CORPORATION
Statement of Stockholders' Equity
From January 31, 2003 to January 31, 2006
(Expressed in US Dollars)

	Number of Shares	Par Value	Additional Paid-in Capital	Shares to be Issued and Advances on Proposed Subscriptions	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustments	Total
Brought forward	30,744,507	30,745	2,550,351	22,000	(2,118,606)	(623)	483,867
Shares issued for cash @$0.53/share issued on February 20, 2004	27,500	28	14,547				14,575
Shares issued for cash @$0.55/share issued on February 20, 2004	40,000	40	21,960				22,000
Shares issued for cash @$0.53/share issued on April 19, 2004	65,308	65	34,548				34,613
Shares issued for cash @$0.55/share issued on April 19, 2004	110,000	110	60,390				60,500
Shares issued for finders fees issued on April 19, 2004	7,120	7	3,767				3,774
Shares issued for cash @$0.625/share issued on April 21, 2004	436,200	436	272,189				272,625
Compensation costs			(12,075)				(12,075)
Cumulative currency translation adjustments						623	623
Shares issued for cash @$0.40/share	206,250	206	82,294				82,500
Shares to be issued on acquisition of joint venture				952,000			952,000
Advances on proposed subscriptions				(22,000)			(22,000)
Shares issued for consulting fee @ $0.35/share	400,000	400	139,600				140,000
Shares issued for cash on December 8, 2004	225,000	225	79,775				80,000
Shares issued for acquisition on December 9, 2004	1,600,000	1,600	1,086,400				1,088,000
Advances on proposed subscriptions				80,000			80,000
Stock-based Compensation			322,146				322,146
Net profit for the year ended January 31, 2005					234,234		234,234
Balance, January 31, 2005	33,861,885	$ 33,862	$ 4,655,892	$ 1,032,000	$ (1,884,372)	$ -	$ 3,837,382
Shares issued for cash @$0.40/share on February 28, 2005	400,000	400	159,600				160,000
Shares issued for cash @$0.40/share on March 14, 2005	30,000	30	11,970				12,000
Shares issued for cash @$0.40/share on April 30, 2005	45,000	45	17,955				18,000
Cancellation of shares for finders' fee	(1,000,000)	(1,000)	1,000				-
Advances on proposed subscriptions				44,000			44,000
Shares issued for cash @$0.40/share on July 29, 2005	5,000	5	1,995				2,000
Shares issued for cash @ $0.16/share on December 7, 2005	775,000	775	123,225	(124,000)			-
Shares will not be issued due to termination agreement				(952,000)			(952,000)
1,600,000 shares returned to treasury	(1,600,000)	(1,600)	(1,086,400)				(1,088,000)
Net profit (loss) for the year ended January 31, 2006					(1,896,801)		(1,896,801)
Balance, January 31, 2006	32,516,885	$ 32,517	$ 3,885,237	$ -	$ (3,781,173)	$ -	$ 136,581

The accompanying notes are an integral part of these financial statements

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

(a)

Amersin Life Science Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A. on December 18, 1998, under the name of Explore Technologies, Inc. The capital of the company was consolidated on the basis of one new for ten old on September 24th, 2001. In April 2002 the name of the company was changed from Explore Technologies Inc. to Pan Asia Communications Corp.   Effective April 2, 2003, the Company underwent a name change from Pan Asia Communications Corp. to Hubei Pharmaceutical Group, Ltd. and consolidated its capital on a 10 old for 1 new basis. It changed its name to Amersin Life Sciences Corporation on January 6, 2005.

In the exploration stage, the Company engaged in the acquisition, exploration and development of mineral properties.  These endeavors did not lead to revenues or an operational business unit.  The Company entered into the pharmaceutical business through joint venture, effective the fiscal year ended January 31, 2004 subsequently selling its interest following acquisition of a controlling interest in a second joint venture which was also sold during the fiscal year ended January 31st, 2006.  The company currently has no operating business and no interest in any joint venture or subsidiary; accordingly, accumulated figures for the statements of income, retained earnings (deficit) and cash flows are no longer disclosed.

By agreement dated May 26, 2004 the Company agreed to acquire the majority partners, 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.  On October 16, 2005, the Company entered into an agreement with Hubei Benda Science and Technology Development Ltd., to sell its interest back to the former majority partner from whom it was purchased.  Under the terms of the agreement:

a.

The Company divested its 60% interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”).  Hubei Benda Science and Technology Development Ltd. will pay $220,000 to the Company.

b.

The Company will have no liabilities or rights owing to Benda after the termination.

c.

Shares issued to date with respect to the acquisition (1,600,000) were returned to treasury and are recorded as cancelled in these financial statements at January 31, 2006.

d.

An additional 1.4 million shares that were to have been issued with respect to drug licenses will not be issued.

e.

Approximately 1.2 million dollars to have been paid to Hubei Benda Science and Technology for the interest acquired will no longer be paid.

(b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $3,781,173 to January 31, 2006.  The Company has working capital of $132,880 at January 31, 2006.  These factors create substantial doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“USGAAP).  The Company does not have any subsidiary operations at January 31, 2006.

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

(f)

Stock Based Compensation

On January 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).  FAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.”

We adopted FAS 123(R), using the “modified retrospective” method.  The modified retrospective method requires that compensation cost be recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123® that remain unvested on the effective date.  The modified retrospective method also allows companies to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior years for which FAS 123 was effective.  See Note 5(b) for a detailed discussion of our stock-based compensation and our adoption of FAS 123(R).

We have previously adopted the fair-value-based method of accounting for share-based payments allowed under FAS 123, using the retroactive restatement method of adoption described in the SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

(h)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash which is not collateralized.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

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

Property, plant and equipment are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

 (j)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.

(k)

Financial Instruments

The Company’s financial instruments consist of cash, proceeds receivable from disposal of investment, and current liabilities.

It is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments, as the fair value of these financial instruments approximate their carrying values.

(l)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per year on a straight-line basis
Manufacturing equipment	-	20% per year on a straight-line basis
Computer equipment	-	30% per year on the declining balance basis

(m)

Contract Termination

The Company adopted SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities.  The standard provides accounting guidance for costs associated with exit or disposal activities.  This standard revised guidance on when a liability for a cost associated with an exit or disposal activity is incurred.

Note 3.

PROPERTY, PLANT AND EQUIPMENT

Note 4.  RELATED PARTY TRANSACTIONS

The Company acquired computers and printers for $8,888 (CAD$9,180.18) from a company related to a Director during the year ended January 31, 2004.

Managements fees of $150,306  were paid to Directors of the Company for the year ended January 31, 2006. (Year ended January 31, 2005 - $118,117)

The balance of current loans, disclosed as current liabilities at January 31, 2006, from related parties of $10,544, was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment.

A former Director and Corporate Secretary appointed on April 2, 2003, received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003.  This option matures on August 20, 2008.  A management services agreement pays $75,000 ($90,000Cdn) to a company in which this former Director and Corporate Secretary owns an interest.  The agreement is for a one year term and is renewable annually unless terminated by either party.

Note 5.  SHARE CAPITAL

(a)

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the years ended January 31, and net profit (loss) per share are as follows:

(b)

Stock-Based Compensation

On December 9, 2003 the Company filed the Equity Compensation Plan in Form S-8 which set aside for distribution 4,250,000 shares, 1,250,000 of which were reserved for issuance upon conversion of stock options for management services and 3,000,000 of which were set aside for distribution pursuant the Company’s stock option plan.

Stock options outstanding as at January 31, 2006 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Stock-based compensation of $322,146 is expensed for the fiscal year ended January 31, 2005, and is recorded as additional paid in capital of $322,146

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

(c)

Warrants

Warrants to purchase 1,888,678 shares of common stock are outstanding at January 31, 2006, as follows:

Exercise
Price		Number of
Per share	Expiry Date	Shares

$1.50	February 13th, 2006	99,928
$1.50	March 13th, 2006	150,000
$1.50	April 2nd, 2006	436,200
$0.90 $1.50	to February 1, 2006 thereafter to February 1, 2007	50,000
$0.90 $1.50	to March 1, 2006 thereafter to March 1, 2007	400,000
$0.90 $1.50	to March 15, 2006 thereafter to March 15, 2007	25,000
$1.50	thereafter to September 15, 2006	155,000

$1.50	thereafter to September 30, 2006	51,250
$0.50	October 31, 2006	775,000
$1.50	thereafter to November 16, 2006	220,000
Total		2,362,378

Note 6.

INCOME TAX

The Company has losses forward of $3,781,173 for income tax purposes to January 31, 2006.  There are no current or future tax expenses for the years ended January 31, 2006 and 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The future tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the future tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended January 31, 2006 and 2005 is as follows:

The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2006 and 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 7.

DISCONTINUED OPERATIONS

(a)

Hubei Pharmaceutical Co., Ltd. Joint Venture

Effective July 31, 2004, the Company entered into an Agreement to sell its 57.14% controlling interest in the Hubei Pharmaceutical Co., Ltd. Joint Venture.  The Company classified this business in discontinued operations and impairment of assets on discontinuation of operations was recorded effective commencement of the year ended January 31, 2005.  Details of costs and assets and liabilities eliminated are as follows:

(b)

Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.

During the fiscal year ended  January 31, 2006, the Company sold its interest in the pharmaceutical business in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the results from its pharmaceutical business in Benda as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis.  The operational results and the loss associated with the sale of this business are presented in the “Income From Discontinued Operations, net of tax” line item in the statements of income.

Summarized financial information for Benda is as follows:

 (b)

Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (cont’d)

Impairment of assets on discontinuation of operations was recorded effective commencement of the year ended January 31, 2006.  Details of costs and assets and liabilities eliminated are as follows:

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at January 31, 2006 or 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 9.

LAWSUITS

(a)

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the Company.  The Company has filed its opposition to this dispute.  However, the Company has written off this amount in 2006, as it may not be recoverable.

(b)

An attorney claiming to have worked for the Company at the direction of a prior board of directors has sued and was awarded a judgment for  fees and interest currently amounting to $39,864.  The company was unaware of the lawsuit pending and did not appear to file a defense.   Management expects that this will be settled in the second quarter.

Note 10.  SEGMENTED INFORMATION

The Company’s identifiable assets are located in the following countries:

Note 11.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information regarding the Company's acquisition for year ended January 31, 2005:

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

Email:  moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Amersin Life Sciences Corporation

We have audited the accompanying balance sheets of Amersin Life Sciences Corporation as of January 31, 2006 and 2005 and the related statements of income, cash flows and stockholders’ equity for the years ended January 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amersin Life Sciences Corporation as of January 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

May 31, 2006

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

			Apr. 4th, 03
Rob Gillingham Director	59

Rob Gillingham serves as the most recent appointment to Amersin’s board of directors.  Mr. Gillingham is a Canadian Chartered Account who completed articles with Coopers & Lybrand.  From 1993 to 2003 Mr. Gillingham served as the president of Java Group Inc. a publicly listed company involved in the retail food services industry with strong ties in Germany specializing the marketing of brewed and bulk gourmet coffees.  He has also provided financial consulting and corporate structure services to both private and public companies and brings a tremendous depth of experience in financing and corporate development, particularly in the natural resources sectors including forestry, mining, oil and gas.

			Nov. 17th, 05
Zihao (Harry) Jin Director	40

Zihao (Harry) Jin serves as a director.  Prior to working with Amersin he served as a director and General Manager of Biocause Pharmaceutical Co. Ltd. a public company listed on China’s Shenzhen Stock Exchange.  Mr. Zin’s successful contributions at Biocause saw him managing over a billion RMB in assets and overseeing more than a half a billion RMB in sales.  Throughout the 1990’s Mr. Jin played a key role in transitioning a number of organizations from state owned enterprises to successful private or public companies.

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

401(e) Audit Committee Financial Expert

The company does not have an audit committee.  Management believes that the additional costs associated with the position would not have been in the best interest of the shareholders given the companies limited resources.

405(a) Compliance with Section 16

Oversight on the part of the shareholders resulted in late filing of Form 5 by the Company’s President, Reid Li and one shareholder of a control block, Cui Jing.  These reports were filed with the Securities and Exchange Commission approximately on June 13th, 2006.  There were no unreported transactions and no changes in position when compared to Form 5 filed by each of the individuals in the year prior.

406(a) Code of Ethics

A copy of Amersin’s code of Ethics is attached hereto as Exhibit 14.1.

Item 10 – Executive Compensation

402(b) The following table summarizes all compensation earned by or paid to our Chief Executive and Chief Financial officers for the fiscal year ended January 31st, 2006 and two years prior:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other ($)	Awards		Payouts	All other ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Reid Li, CEO (4)	2003 2004 2005	50,000 60,000 60,000				750,000
Eric Fletcher (5)	2003 2004	53,500 68,351				475,000

1.

Mr. Li was appointed as a Director and President on April 2, 2003.  He received an option to purchase 750,000 shares of common stock at a price of $0.22 in August, 2003. He and/or his company, Red Dot Management, are paid a consulting fee of US$5,000 per month in recognition of his service as the Chief Executive Officer to the Company.

2.

Mr. Fletcher was appointed as a Director and Corporate Secretary on April 2, 2003.  He received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003 which remain unsold at the end of the current fiscal year.  Mr. Fletcher resigned as CFO and as a director of the company in the current fiscal year. The compensation reported is paid under a management services agreement to a company providing consulting and administrative services to the Company and with which Mr. Fletcher is affiliated.  It  is paid in Canadian dollars at CDN$90,000 per year.  The agreement renews annually unless terminated by either party.

402(c) No options were granted to the named officers in the fiscal year ended January 31st, 2005

402(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth for our executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options as at January 31st, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/Unexercisable(1)
Reid Li		$0.00	750,000 / 0	$0 / $0
Eric Fletcher		$0.00	475,000 / 0	$0 / $0

(1) Based upon the closing price of $0.03 per share on January 31st, 2006.

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

403(b) Security Ownership of Management

The following table presents the number of shares of our common stock beneficially owned by each of our executive officers and directors and the executive officers and directors as a group as at June 1st,  2006:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Reid Li (1) 410 Park Avenue New York, NY 10022	4,340,000	13.35%
Common	Directors and Officers as a Group	4,340,000	13.35%

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

Item 12 – Certain Relationships and Related Transactions

404(a) As disclosed in Item 10 – Executive Compensation, compensation reported as paid or payable to our former director and Chief Financial Officer, Eric Fletcher was paid under a management services agreement to a company in which Mr. Fletcher owns an interest.  The agreement is for a one year term and renews annually unless terminated by either party.  It is paid in Canadian dollars at a rate of CDN$90,000 per year.

Item 13 – Exhibits

The following exhibits are included herein:

Exhibit	Description
10.1	Form of Indemnity Agreement
14.1	Code of Ethics
23.1	Consent of Independent Auditors
31.1	Certification of Reid Li
32.1	Certification of Reid Li

The following exhibits are included by reference:

Exhibit	File Date	Form	Description
10.3	12/09/2003	S-8	Employee Stock Option Plan
13.1	6/02/2005	10-KSB	Annual Report for Fiscal Year Ended January 31st, 2005
13.2	6/21/2005	10-QSB	Quarterly report for 1st Quarter ended April 30th, 2005
13.3	10/20/2005	10-QSB	Quarterly report for 2nd Quarter ended July 31st, 2005
13.4	01/17/2006	10-QSB	Quarterly report for 3rd Quarter ended October 31st, 2005
99.1	9/16/2005	8-K	Termination of Material Definitive Agreement
99.2	10/20/2005	8-K	Completion of Acquisition or Disposition of Assets
99.3	12/14/2005	8-K	Non-Reliance on Previously Issued Financial Statements
99.4	12/27/2005	8-K	Amendment to Non-Reliance on Previously Issued Financial Statements

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

For the year ended January 31st, 2006:

Moen and Company served as the Company’s independent accountants for the fiscal year ended January 31st, 2006 and during the course of that fiscal year were engaged by the Company to provide independent reviews of quarterly reports, and the annual audit of the Company’s financial statements included in the Company’s Form 10KSB for the year ended January 31st, 2006.  During the year ended January 31st, 2006, the following fees were paid or are payable for services provided by Moen and Company.

Audit Related Fees.

The aggregate fees to be paid for the annual audit of the company’s financial statements for the year ended January 31st, 2006 are expected to be approximately $25,000.

Independent Review Fees.

The aggregate fees paid or payable for independent review of the Company’s quarterly financial statements for the year ended January 31st, 2006 amounted to approximately $10,374.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERSIN LIFE SCIENCES CORPORATION

(Registrant)

/s/ Reid H. Y. Li                    Date: June 14th, 2006

----------------------------

Reid H. Y. Li

President / Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Reid H. Y. Li                    Date: June 14th, 2006

----------------------------

Reid H. Y. Li

President / Director