Form 10KSB/A
period 2006-01-31
Amersin Life Sciences CORP
filed 2006-07-27
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JANUARY 31st, 2006

Commission File Number: 000-25553

AMERSIN LIFE SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0419476
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Tian Yuan, 5th Floor, Xiangyi Hotel, Baofeng Er Lu, Hankou, Suhan, China	10022
(Address of principal executive offices)	(ZIP Code)

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

Transitional Small Business Disclosure Format (Check one): Yes __; No X

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A amends and restates Item 7 “Financial Statements” of the Annual Report on Form 10-KSB for the fiscal year ended January 31st, 2006  (the “2005 10-KSB”) of Amersin Life Sciences Corporation (the “Company”) to include a revised Balance Sheets, Statements of Income, Statements of Cash Flows and notes thereto.

This Amendment does not affect any other section of the 2005 Form 10-KSB not otherwise discussed herein and continues to speak as of the date of the 2005 Form 10-KSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the 2005 10-KSB.

	Amersin Life Sciences Corporation Form 10-KSB/A For the Year Ended January 31st, 2006 T A B L E O F C O N T E N T S

		Page

Part II

Item 7	Financial Statements
	Balance Sheets	5
	Statements of Income	6
	Statements of Cash Flows	7
	Notes	8

Signatures and Certifications

PART II

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

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“USGAAP).  The Company does not have any subsidiary operations at January 31, 2006, and comparative figures have been restated retroactively to reflect the assets and liabilities of discontinued operations.

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

Cumulative currency translation adjustments are reported as a separate component of stockholders’ equity and not recognized in net income.  Gains or losses on re=measurement from the recording currency are recognized in current net income.

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

Note 3.

PROPERTY, PLANT AND EQUIPMENT

(-1)		Accumulated
	Cost	Depreciation	*
Computer equipment	8,888	3,601	5,287
	$8,888	$3,601	$5,287

Note 4.  RELATED PARTY TRANSACTIONS

The Company acquired computers and printers for $8,888 (CAD$9,180.18) from a company related to a Director during the year ended January 31, 2004.

Managements fees of $150,306 were paid to Directors of the Company for the year ended January 31, 2006. (Year ended January 31, 2005 - $440,263, including compensation costs of $322,146)

The balance of current loans, disclosed as current liabilities at January 31, 2006, from related parties of $10,544, was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment.

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

Note 5.  SHARE CAPITAL

(a)

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the years ended January 31, and net profit (loss) per share are as follows:

		*
	2006		2005
Weighted average number of shares (after forward split)
Basic	33,289,177		31,790,348

Warrants	2,362,378		2,142,677
Options	1,775,000		1,775,000
	4,137,378		3,917,677
**	33,289,177		35,708,025

Net Profit (Loss) per share
Basic	$(0.07)		$0.02
Diluted	$(0.07)		$0.02

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

			*
		2006		2005

**		$1,285,599		$461,215
Valuation allowance		$(1,285,599)		(461,215)
$-	$-

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

(b)

Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.

During the fiscal year ended January 31, 2006, determined to discontinue operations at its subsidiary, Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd., and put the assets and business up for sale.  On October 16, 2005, the Company sold its interest in the pharmaceutical business in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets.  The buyer also assumed certain accounts payable and accrued liabilities.

In accordance with Statement of Finanical Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the results from its pharmaceutical business in Benda as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis.  The operational results and the loss associated with the sale of this business are presented in the Income From Discontinued Operations, net of tax” line item in the statements of income.  The assets and liabilities of Benda were classified as held for sale at the acquisition date because the transfer of assets qualifies for recognition as a completed sale, within one year.

Summarized financial information for Benda is as follows:

The following is a summary of the net assets sold as initially determined at January 31, 2005 and as finally reported on the closing date of October 16th, 2005:

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at January 31, 2006 or 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 9.

LAWSUITS

(a)

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the Hubei Pharmaceutical Company joint venture.  The Joint Venture filed its opposition to this dispute and, as a result, the former director was imprisoned; however, appeals as to the disposition of the funds are ongoing.  Although the funds would be for the account of the Company if recovered into the former Joint Venture, the Company has written off this amount in 2006, as it may not be recoverable or the costs to recover may exceed what is recovered.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Reid H. Y. Li                    Date: July 25th, 2006

----------------------------

Reid H. Y. Li

President / Director

Exhibit 31.1 – Certification of H. Y. (Reid) Li

CERTIFICATION

I, Hong Yun (Reid) Li, certify that:

     (1) I have reviewed this amendment to the Annual Report on Form 10-KSB/A of Amersin Life Sciences Corporation;

     (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and believe we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     (5)  I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ H. Y. (Reid) Li

H. Y. (Reid) Li
Chief Executive Officer
July 25th, 2006

Exhibit 32.1 – Certification of H. Y. (Reid) Li

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amendment to the Annual Report of Amersin Life Sciences Corporation. (the “Company”) on Form 10-KSB/A for the twelve month period ended January 31st, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), as Chief Executive Officer of the Company I hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Y. (Reid) Li

H. Y. (Reid) Li
Chief Executive Officer
July 25th, 2006

A signed original of this written statement required by Section 906 will be retained by Amersin Life Sciences Corporation and furnished to the Securities and Exchange Commission or its staff upon request.