Form 10QSB/A
period 2005-04-30
Amersin Life Sciences CORP
filed 2006-08-02
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period April 30th, 2005

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-25553

AMERSIN LIFE SCIENCES
CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0419476 (I.R.S. Employer Identification No.)

Tian Yuan, 5th Floor, Xiangyi Hotel, Baofeng Er Lu, Hankou, Wuhan, China (Address of principal executive office)	10022 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of April 30th, 2005  33,336,885.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

i

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A amends and restates Part 1 “Financial Information” of the Quarterly Report on Form 10-QSB for the quarter ended April 30th, 2005  (the “2005 Q1 10-QSB”) of Amersin Life Sciences Corporation (the “Company”) to include a revised Balance Sheets, Statements of Income, Statement of Retained Earnings, Statements of Cash Flows and notes thereto.

This Amendment does not affect any other section of the 2005 Q1 10-QSB not otherwise discussed herein and continues to speak as of the date of the 2005 Q1 10-QSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the 2005 Q1 10-QSB.

AMERSIN LIFE SCIENCES CORPORATION Form 10-QSB/A - Amendment No 1 For the Quarter Ended April 30th, 2005 T A B L E O F C O N T E N T S

Part I - Financial Information	Page
Item 1 -Financial Statements
a) Balance Sheets	3
b) Statements of Income	4
c) Statement of Retained Earnings	5
d) Statement of Cash Flow	7
e) Notes to the Consolidated Financial Statements	8

Signatures and Certifications	- 20 -

AMERSIN LIFE SCIENCES CORPORATION
Balance Sheets
(Expressed in US Dollars)

Assets	April 30 2005 (Unaudited) (Prepared by management) (As restated)	January 31, 2005 (Audited) (As restated)
Current Assets		
Cash and cash equivalents (Note 2)	$ 131,118	$ 68,156
Proceeds receivable from disposal of Joint Venture (Note 3)	220,000	118,000
Total Current Assets	351,118	186,156
Cash restricted as to use by court order (Note 13)	82,056	82,056
Assets of discontinued division	10,713,345	10,456,600
Property and equipment, net (Note 2)	4,720	5,287
Total Assets	$ 11,151,239	$ 10,730,099
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued liabilities	$ 33,017	$ 163,607
Loans payable to related parties (Note 5)	69,335	39,871
Total Current Liabilities	102,352	203,478
Liabilities of discontinued division	6,935,892	7,113,381
Stockholders' Equity		
Capital stock		
33,336,885 common shares (January 31, 2005 - 33,861,885) - Par val	33,337	33,862
Additional paid in capital	4,846,417	4,655,892
Advances on proposed subscriptions	124,000	80,000
Retained earnings (deficit)	(890,759)	(1,356,514)
Total stockholders' equity	4,112,995	3,413,240
Total Liabilities and Stockholders' Equity	$ 11,151,239	$ 10,730,099

Commitments - Notes 1, 7, and 9
Going Concern - Note 1
Lawsuit - Note 7
Subsequent Events - Note 8

Approved on behalf of the board:

/s/ H. Y. (Reid) Li , Director and C.E.O.

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION
Statements of Income
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Quarter Ended April 30	
	2005	2004
	(As restated)	(As restated)
General and Administration Expenses		
Bank charges and interest	$ 363	$ 148
Depreciation - tangible assets	567	567
Finders' fees	-	36,335
Investor communications	22,920	23,055
Management fees	33,365	31,050
Office expenses (Note 10)	776	747
Professional fees	4,338	25,679
Stock transfer and filing fees	931	-
Travel and promotion	3,441	3,314
Total General and Administration Expenses	66,701	120,895
Income(Loss) from continuing operations	(66,701)	(120,895)
Discontinued operations		
Gain from discontinued operations - Benda	532,456	-
Net income for the period	$ 465,755	$ (120,895)

See Accompanying Notes

AMERISIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Stockholders' Equity
From January 31, 2003 to April 30, 2005
(Expressed in US Dollars)
(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Shares to be Issued and Advances on Proposed Subscriptions	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustments	Total
Balance, January 31, 2003	15,828,762	15,829	1,345,163	-	(1,502,403)	-	(141,411)
Shares issued for consulting fee	1,500,000	1,500	13,500				15,000
Shares issued for debt	1,500,000	1,500	13,500				15,000
Shares issued for bonus	1,000,000	1,000	9,000				10,000
Cancellation of issuance of shares	(4,000,000)	(4,000)	(116,000)				(120,000)
	15,828,762	15,829	1,265,163	-	(1,502,403)	-	(221,411)
1:10 consolidation, April 2, 2003	1,582,884	15,829	1,265,163	-	(1,502,403)	-	(221,411)
Shares issued for the deposit on assignment of acquisition agreement for 57.1% interest of Hubei Pharmaceutical Co., Ltd. (Total of 22,000,000 shares)	3,000,000	3,000					3,000
Shares issued for cash @$0.15 Issued on July 6, 2003	2,446,324	2,446	364,503				366,949
Shares issued for finders' fees Issued on July 6, 2003	55,500	56	16,839				16,895
Balance of Shares issued for the deposit on assignment of acquisition agreement for 57.1% interest of HuBei Pharmaceutical Co., Ltd. (Total of 22,000,000 shares)	19,000,000	19,000		-			19,000
Adjustment of Paid in Capital		(14,246)	14,246				
Shares issued for finders' fees Issued on August 15, 2003	1,500,000	1,500					1,500
Shares issued for cash @$0.30 Issued on August 21, 2003	693,333	693	207,307				208,000
Shares issued for Consultants fees, issued on August 29, 2003	2,000,000	2,000	498,000				500,000
Shares issued for cash @$0.45/unit, issued on December 1, 2003	301,300	301	135,284				135,585
Shares issued for cash @$0.30/unit, issued on December 11, 2003	35,666	36	10,664				10,700
Warrants exercised @$0.20/share	104,500	105	20,795				20,900
Option exercised @$0.22/share	25,000	25	5,475				5,500
Advances on proposed subscriptions				22,000			22,000
Contributed Surplus			12,075				12,075
Cumulative currency translation adjustments						(623)	(623)
Net loss for the year ended January 31, 2004					(616,203)		(616,203)
Balance, January 31, 2004	30,744,507	30,745	2,550,351	22,000	(2,118,606)	(623)	483,867

See Accompanying Notes

v

AMERISIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Stockholders' Equity
From January 31, 2003 to April 30, 2005
(Expressed in US Dollars)
(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Shares to be Issued and Advances on Proposed Subscriptions	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustments	Total
Brought forward	30,744,507	30,745	2,550,351	22,000	(2,118,606)	(623)	483,867
Shares issued for cash @$0.53/share issued on February 20, 2004	27,500	28	14,547				14,575
Shares issued for cash @$0.55/share issued on February 20, 2004	40,000	40	21,960				22,000
Shares issued for cash @$0.53/share issued on April 19, 2004	65,308	65	34,548				34,613
Shares issued for cash @$0.55/share issued on April 19, 2004	110,000	110	60,390				60,500
Shares issued for finders fees issued on April 19, 2004	7,120	7	3,767				3,774
Shares issued for cash @$0.625/share issued on April 21, 2004	436,200	436	272,189				272,625
Contributed Surplus			(12,075)				(12,075)
Cumulative currency translation adjustments						623	623
Shares issued for cash @$0.40/share	206,250	206	82,294				82,500
Advances on proposed subscriptions				(22,000)			(22,000)
Shares issued for consulting fee @ $0.35/share	400,000	400	139,600				140,000
Shares issued for cash on December 8, 2004	225,000	225	79,775				80,000
Shares issued for acquisition on December 9, 2004	1,600,000	1,600	1,086,400				1,088,000
Advances on proposed subscriptions				80,000			80,000
Stock-based Compensation			322,146				322,146
Net profit for the year ended January 31, 2005					762,092		762,092
Balance, January 31, 2005	33,861,885 $	33,862 $	4,655,892 $	80,000 $	(1,356,514) $	- $	3,413,240
Shares issued for cash @$0.40/share on February 28, 2005	400,000	400	159,600				160,000
Shares issued for cash @$0.40/share on March 14, 2005	30,000	30	11,970				12,000
Shares issued for cash @$0.40/share on April 30, 2005	45,000	45	17,955				18,000
Cancellation of shares for finders' fee	(1,000,000)	(1,000)	1,000				-
Advances on proposed subscriptions				44,000			44,000
Net profit for the three month period ended April 30, 2005					465,755		465,755
Balance, April 30, 2005	33,336,885 $	33,337 $	4,846,417 $	124,000 $	(890,759) $	- $	4,112,995

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION

Notes to Financial Statements

April 30, 2005

(Expressed in U.S. Dollars)

(Unaudited)

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

In the exploration stage, the Company engaged in the acquisition, exploration and development of mineral properties.  These endeavors did not lead to revenues or an operational business unit.  The Company entered into the pharmaceutical business through joint venture, effective the fiscal year ended January 31, 2004 subsequently selling its interest following acquisition of a controlling interest in a second joint venture that same year.

(b)

By agreement dated May 26, 2004, the Company agreed to acquire the majority partners, 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) through the issuance of 1,600,000 common shares of the Company at a price of $0.68 per share for $1,088,000, and the issuance of an additional 1,400,000 common shares at a price of $0.68 per share for $952,000, the latter for a license for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction and $220,000 of the latter has been paid, leaving a balance outstanding at April 30, 2005 of $1,205,000.  The Company proposes to request an extension date for the payment of this amount. Assets and liabilities of subsidiary at the date of acquisition are as follows:

Assets	$7,377,047
Liabilities	$3,944,431
Equity	$3,432,616
Minority interests - 40% of above	$1,373,046

(c)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $890,759 to April 30, 2005. These factors create substantial doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“USGAAP).

(b)

Principles of Consolidation / Presentation

At the date of filing this amendment the company has discontinued all subsidiary operations and joint ventures.  In response to suggestions by the Securities and Exchange Commission, the financial data in the amendment is restated to present assets, liabilities, gains, losses and other data pertaining to the discontinued operations as single line items rather than consolidating them in with the financial detail for the Company.

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

 (d)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less, except for $82,056 which is cash restricted as to use, and the latter amount is held by a Court in China, subject to disposition of the lawsuit outlined in Note 7, below.

(e)

Compensated Absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors in the accompanying consolidated financial statements and these costs are accrued and included in accounts payable and accrued liabilities.

(f)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.  Deferred tax assets are reduced by a valuation reserve to nil due to uncertainty of applying tax losses brought forward.  As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. (Note 6(b) Income Tax – The United States, below)

 (g)

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

 (j)

Long-lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Long-lived assets to he disposed of other than by sale are classified as held and used until they are disposed of.  Long-

x

lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

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

(l)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfer to the purchaser, which usually occurs at the time the of  shipment.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.  Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of Sales.”

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

(n)

Segmented Information

The Company’s identifiable assets as are located in the following countries:

(-1)	Canada	China	Total
Current assets	$131,118	$220,000	$351,118
Cash restricted as to use	-	82,056	82,056
*		10,713,345	10,713,345
4,720	-	4,720
Total assets	135,838	11,015,401	11,151,239
Quarter Ended April 30, 2005
General and Administration Costs	(66,701)	-	(66,701)
*		532,456	532,456
Net Profit (Loss) for the Period	$(66,701)	$532,456	$465,755

(-1)	Canada	China	Total
Current assets	$186,156	$-	$186,156
Cash restricted as to use	-	82,056	82,056
*	5,287	-	5,287
*	-	10,456,600	10,456,600
Other assets	-		-
Total assets	191,443	10,538,656	10,730,099
Year Ended January 31, 2005
General and Administration Costs	(1,171,303)	-	(1,171,303)
Loss on disposal of HBJV	-	(423,777)	(423,777)
-	2,357,172	2,357,172
Net Profit (Loss) for the Period	$(1,171,303)	$1,933,395	$762,092

(o)

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis
Computer equipment	-	30% per annum on the declining balance basis

**
	*
Computer equipment	8,888	4,168	4,720
Total assets	$8,888	$4,168	$4,720

(-1)		Accumulated
	Cost	*	*
Computer equipment	8,888	3,601	5,287
Total assets	$8,888	$3,601	$5,287

 (p)

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

The balance of current loans, of $69,335 was borrowed from the directors of the Company.  The loans are unsecured, non interest bearing, with no specific terms of repayment, and are disclosed as a separate item in current liabilities.

A former Director and Corporate Secretary appointed on April 2, 2003, received an option to purchase 500,000 shares at a price of $0.22 in August 2003 and exercised 25,000 shares from that option in December 2003.  This option matures on August 20, 2008.  A management services agreement pays $75,000 ($90,000Cdn) to a company in which this former Director and Corporate Secretary owns an interest.  The agreement is for a one year term and is renewed annually unless terminated by either party.

Note 4. PENSION AND EMPLOYMENT LIABILITIES

The company does not have liabilities as at April 30, 2005, for pension, post employment benefits or post-retirement benefits.  The company does not have a pension plan.

Note 5.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended April 30, 2005 are as follows:

		April 30
	2005		2004
Weighted average number of shares (after forward split)
Basic	33,284,177		31,296,129

Warrants	2,612,677		1,716,427
Options	1,775,000		1,728,000
	4,387,677		3,444,427
Diluted (2004 20,207,046; loss - anti dilutive)	37,671,854		34,740,556

Net Profit (Loss) per share
Basic	$0.01		$(0.00)
Diluted	$0.01		$(0.00)

Stock-Based Compensation

Stock options outstanding as at April 30, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Stock-based compensation of $322,146 is expensed for the fiscal year ended January 31, 2005, and is disclosed as a classification of shareholders’ equity as additional paid in capital of $322,146 at April 30, 2005.

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

Note 6.

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

		April 30,
	2005		2004

Deferred tax assets	$302,858		$761,204
Valuation allowance	$(302,858)		(761,204)
Net deferred tax assets	$-		$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended April 30, 2005 and 2004 is as follows:

	2005	2004

Statutory federal income tax rate	0.3%	0.3%
Valuation allowance	-0.3%	-0.3%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 7  LAWSUIT

The amount of $82,056 is restricted as to use as it is on deposit with the Court in China related to a dispute with a former director of the former Hubei Pharmaceutical Company joint venture.  The joint venture filed its opposition to this dispute and, as a result, the former director was imprisoned.  If recovered into the former Joint Venture, the funds would be for the account of the Company.

Note 8.

SUBSEQUENT EVENTS

The maturity dates of the joint ventures short term bank loans totaling $1,573,000 at April 30, 2005, are being renegotiated for long term extension dates.  These loans were originally disclosed as current liabilities pending the finalization of extended terms of these bank loans.  In this amended filing they are simply included within the caption: Liabilities of Discontinued Division

Note 9.

DISCONTINUED OPERATIONS - Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.

Subsequent to the quarter ended April 30th, 2005, on September 15th, 2005 the company notified the minority partners in its Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture in that it did not believe it would be in the best interest of its shareholders to advance additional funds to complete payment for its interest or to provide additional working capital.  The company negotiated with its joint venture partner and entered into an agreement on October 16th to sell its interest back to the party from whom it acquired the interest in exchange for the return of 1.6 million common shares of the company, release from an obligation to issue an additional 1.4 million shares, release from the obligation to pay the remaining $1,205,000 of the original purchase price, $220,000 payable by the minority partner to Amersin on or before April 16th, 2006 and an effective date of the beginning of the second quarter ended July 31st, 2005.  Benda operations are not consolidated with Amersin, effective May 1, 2005.  The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets.  The buyer also assumed certain accounts payable and accrued liabilities

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the results from its pharmaceutical business in Benda as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis.  The operational results and the loss associated with the sale of this business are presented in the Income From Discontinued Operations, net of tax” line item in the statements of income.  The assets and liabilities of Benda were classified as held for sale at the acquisition date because the transfer of assets qualifies for recognition as a completed sale, within one year.

Summarized financial information for Benda is as follows:

2005	2004
*	2,151,563	-
**	(1,198,518)	-

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division”,  and “liabilities of discontinued division,” respectively, in the accompanying balance sheets at April 30, 2005 and January 31, 2005, and consist of the following:

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 1st day of August, 2006, Amersin Life Sciences Corporation

By:	/s/ H. Y. Li
H. Y. (Reid) Li, President, CEO

 EXHIBIT 31.1

OFFICER’S CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Reid Li, certify that:

1. I have reviewed the amendments to this quarterly report on Form 10-QSB of Amersin Life Sciences Corporation;

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

Date: August 1st, 2006

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, H. Y. (Reid) Li, Chief Executive Officer of Amersin Life Sciences Corporation (the “Company”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the amendments to Quarterly Report of the Company on Form 10-QSB for the three months ended April 30th, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 1st, 2006

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer