Form 10QSB/A
period 2005-07-31
Amersin Life Sciences CORP
filed 2006-08-02
CIK 1009919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period July 31st, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 31st, 2005  33,336,885.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

i

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A amends and restates Part 1 “Financial Information” of the Quarterly Report on Form 10-QSB for the quarter ended July 31st, 2005 (the “2005 Q2 10-QSB”) of Amersin Life Sciences Corporation (the “Company”) to include a revised Balance Sheets, Statements of Income, Statement of Retained Earnings, Statements of Cash Flows and Notes thereto.

This Amendment does not affect any other section of the 2005 Q2 10-QSB not otherwise discussed herein and continues to speak as of the date of the 2005 Q2 10-QSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the 2005 Q2 10-QSB.

AMERSIN LIFE SCIENCES CORPORATION
Balance Sheets
July 31, 2005
(Expressed in US Dollars)

Assets	July 31 2005 (Unaudited - Prepared by Management) (As restated)	January 31, 2005 (Audited) (As restated)
Current Assets		
Cash (Note 2)	$ 25,804	$ 68,156
Proceeds receivable from disposal of Joint Venture	220,000	118,000
Total Current Assets	245,804	186,156
Cash restricted as to use by court order (Note 8)	82,056	82,056
Assets of discontinued division	10,713,345	10,456,600
Property and equipment, net (Note 2)	4,153	5,287
Total Assets	$ 11,045,358	$ 10,730,099
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued liabilities	$ 371,271	$ 163,607
Loans payable to related parties (Note 3)	44,279	39,871
Total Current Liabilities	415,550	203,478
Liabilities of discontinued division	6,935,892	7,113,381
Stockholders' Equity		
Capital stock		
33,341,885 common shares (January 31, 2005 - 33,861,885)		
Par value $0.001 per share	33,342	33,862
Additional paid in capital	4,848,412	4,655,892
Advances on proposed subscriptions	124,000	80,000
Retained earnings (deficit)	(1,311,838)	(1,356,514)
Total stockholders' equity	3,693,916	3,413,240
Total Liabilities and Stockholders' Equity	$ 11,045,358	$ 10,730,099

Approved on behalf of the board:
/s/ H. Y. (Reid) Li, Director and Chief Executive Officer

Commitments - Notes 1,and 3
Going Concern - Note 1
Lawsuit - Note 8
Subsequent Events - Note 9

See Accompanying Notes

AMERISIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Stockholders' Equity
From January 31, 2003 to July 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Number of Shares	Par Value	Additional Paid-in Capital	Shares to be Issued and Advances on Proposed Subscriptions	Contributed Surplus	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustments	Total
Balance, January 31, 2003	15,828,762	15,829	1,345,163	-	-	(1,502,403)	-	(141,411)
Shares issued for consulting fee	1,500,000	1,500	13,500					15,000
Shares issued for debt	1,500,000	1,500	13,500					15,000
Shares issued for bonus	1,000,000	1,000	9,000					10,000
Cancellation of issuance of shares	(4,000,000)	(4,000)	(116,000)					(120,000)
	15,828,762	15,829	1,265,163	-	-	(1,502,403)	-	(221,411)
1:10 consolidation, April 2, 2003	1,582,884	15,829	1,265,163	-	-	(1,502,403)	-	(221,411)
Shares issued for the deposit on assignment of acquisition agreement for 57.1% interest of Hubei Pharmaceutical Co., Ltd. (Total of 22,000,000 shares)	3,000,000	3,000						3,000
Shares issued for cash @$0.15 Issued on July 6, 2003	2,446,324	2,446	364,503					366,949
Shares issued for finders' fees Issued on July 6, 2003	55,500	56	16,839					16,895
Balance of Shares issued for the deposit on assignment of acquisition agreement for 57.1% interest of HuBei Pharmaceutical Co., Ltd. (Total of 22,000,000 shares)	19,000,000	19,000		-				19,000
Adjustment of Paid in Capital		(14,246)	14,246					
Shares issued for finders' fees Issued on August 15, 2003	1,500,000	1,500						1,500
Shares issued for cash @$0.30 Issued on August 21, 2003	693,333	693	207,307					208,000
Shares issued for Consultants fees, issued on August 29, 2003	2,000,000	2,000	498,000					500,000
Shares issued for cash @$0.45/unit, issued on December 1, 2003	301,300	301	135,284					135,585
Shares issued for cash @$0.30/unit, issued on December 11, 2003	35,666	36	10,664					10,700
Warrants exercised @$0.20/share	104,500	105	20,795					20,900
Option exercised @$0.22/share	25,000	25	5,475					5,500
Advances on proposed subscriptions				22,000				22,000
Contributed Surplus			12,075					12,075
Cumulative currency translation adjustments							(623)	(623)
Net loss for the year ended January 31, 2004						(616,203)		(616,203)
Balance, January 31, 2004	30,744,507	30,745	2,550,351	22,000	-	(2,118,606)	(623)	483,867

See Accompanying Notes

v

AMERISIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Stockholders' Equity
From January 31, 2003 to July 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Number of Shares	Par Value	Additional Paid-in Capital	Shares to be Issued and Advances on Proposed Subscriptions	Contributed Surplus	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustments	Total
Brought forward	30,744,507	30,745	2,550,351	22,000	-	(2,118,606)	(623)	483,867
Shares issued for cash @$0.53/share issued on February 20, 2004	27,500	28	14,547					14,575
Shares issued for cash @$0.55/share issued on February 20, 2004	40,000	40	21,960					22,000
Shares issued for cash @$0.53/share issued on April 19, 2004	65,308	65	34,548					34,613
Shares issued for cash @$0.55/share issued on April 19, 2004	110,000	110	60,390					60,500
Shares issued for finders fees issued on April 19, 2004	7,120	7	3,767					3,774
Shares issued for cash @$0.625/share issued on April 21, 2004	436,200	436	272,189					272,625
Contributed Surplus			(12,075)					(12,075)
Cumulative currency translation adjustments							623	623
Shares issued for cash @$0.40/share	206,250	206	82,294					82,500
Advances on proposed subscriptions				(22,000)				(22,000)
Shares issued for consulting fee @ $0.35/share	400,000	400	139,600					140,000
Shares issued for cash on December 8, 2004	225,000	225	79,775					80,000
Shares issued for acquisition on December 9, 2004	1,600,000	1,600	1,086,400					1,088,000
Advances on proposed subscriptions				80,000				80,000
Stock-based Compensation			322,146					322,146
Net profit for the year ended January 31, 2005						762,092		762,092
Balance, January 31, 2005	33,861,885	$ 33,862	$ 4,655,892	$ 80,000	$ -	$ (1,356,514)	$ -	$ 3,413,240
Shares issued for cash @$0.40/share on February 28, 2005	400,000	400	159,600					160,000
Shares issued for cash @$0.40/share on March 14, 2005	30,000	30	11,970					12,000
Shares issued for cash @$0.40/share on April 30, 2005	45,000	45	17,955					18,000
Cancellation of shares for finders' fee	(1,000,000)	(1,000)	1,000					-
Advances on proposed subscriptions				44,000				44,000
Shares issued for cash @$0.40/share on July 29, 2005	5,000	5	1,995					2,000
Net profit for the six month period ended July 31, 2005						44,676		44,676
Balance, July 31, 2005	33,341,885	$ 33,342	$ 4,848,412	$ 124,000	$ -	$ (1,311,838)	$ -	$ 3,693,916

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION
Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited)
(Prepared by Management)

	Three Months Ended July 31		Six Months Ended July 31	
	2005 (As restated)	2004 (As restated)	2005 (As restated)	2004 (As restated)
Cash derived from (applied to)				
Operating activities				
Net profit (loss) for the period	$ (421,079)	$ 258,556	$ 44,676	$ 137,661
Items not requiring use of cash				
Depreciation - tangible assets	567	567	1,134	1,134
Loss on disposal of HBJV	-	423,777	-	423,777
Loss on disposal of Benda	-	(556,325)	(532,456)	(556,325)
Write off prepaid expenses	333,333	-	333,333	-
Write off Accounts payable	(49,830)	(160,743)	(49,830)	(160,743)
Stock issued for finders' fees	-	-	-	3,774
Changes in non-cash working capital items				
Prepaid expenses	-	338,617		338,460
Proceeds receivable from acquisition	-	(200,056)	-	(200,056)
Accounts payable	10,751	(138,463)	(79,617)	(137,952)
Net cash derived from (applied to) operating activities	(126,258)	(34,070)	(282,760)	(150,270)
Financing activities				
Capital stock issued for cash	46,000	-	236,000	382,313
Loans from related parties	(25,056)	-	4,408	-
Net cash derived from (applied to) financing activities	20,944	-	240,408	382,313
Investing activities				
Investment in joint venture	-	-	-	-
Investment in Benda	-	(220,000)	-	(220,000)
Construction in progress	-	-	-	-
Net cash derived from (applied to) investing	-	(220,000)	-	(220,000)
Cash increase (decrease) during the period	(105,314)	(254,070)	(42,352)	12,043
Cash beginning. of period	131,118	289,276	68,156	23,163
Cash, end of period	$ 25,804	$ 35,206	$ 25,804	$ 35,206

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION

Notes to Financial Statements

July 31st, 2005

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

(b)

By agreement dated May 26, 2004, the Company agreed to acquire the majority partners, 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) through the issuance of 1,600,000 common shares of the Company at a price of $0.68 per share for $1,088,000, and the issuance of an additional 1,400,000 common shares at a price of $0.68 per share for $952,000, the latter for a license for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction and $220,000 of the latter has been paid, leaving a balance outstanding at July 31st, 2005 of $1,205,000.

Subsequent to this quarter ended July 31st, 2005 the company elected, under the terms of the acquisition agreement, not to advance additional funds to complete payment for its interest or to provide additional working capital to the Chinese Joint Venture pharmaceutical manufacturing corporation in which it holds a majority interest with the anticipated outcome that it will no longer hold a majority interest in the joint venture.  Accordingly, accumulated figures for the statements of income, retained earnings (deficit) and cash flows are no longer disclosed.

(c)

Subsequent to the quarter ended July 31, 2005, the Company negotiated with its minority partners in the Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) and with Benda Science and Technology, controlled by the minority partners from whom it acquired its interest as to how they wish to proceed.  Negotiations are not yet completed, however, the present position is as follows:

1.

Amersin would continue to hold an interest equivalent to its paid up value of authorized capital (approximately 15.67%) of $220,000 for an as yet unspecified period of time.

2.

The investment would be recorded in these financial statement as a non current investment but has since been restated as part of this amendment to be proceeds receivable from disposal of the Company’s interest in the Joint Venture

3.

.At some point Amersin may sell its interest in exchange for the capital it has invested to date.

4.

Shares issued to date with respect to the acquisition (1,600,000) would be returned to treasury.

5.

A termination agreement would have an expected effective date, of the beginning of the second quarter ended July 31, 2005.

6.

Benda operations are not consolidated with Amersin effective May 1, 2005.

(d)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $1,311,838 to July 31, 2005.  The Company has a working capital deficiency of $169,746 at July 31, 2005.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

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

(f)

Stock Based Compensation

Effective January 1, 2005, the Company adopted revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.”  This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction.  The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards.  Stock-based compensation newly issued in 2005 is expensed in accordance with the fair value based method of accounting.  The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period.  The Company estimates the fair value of stock options using the Black-Scholes option valuation model, as outlined in Note 5..

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

x

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

(j)

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s sales are related to sales of product.  Revenue for product sales is recognized as risk and title to the product transfer to the purchaser, which usually occurs at the time of the shipment.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point.  Title to the product passes when the product is delivered to the freight carrier.  Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “Cost of Sales.”

(k)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and current liabilities.

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

(m)

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis
Computer equipment	-	30% per annum on the declining balance basis

(-1)		Accumulated	Net Book
	Cost	Depreciation	Figure
Computer equipment	8,888	4,735	4,153

(-1)		Accumulated
	Cost	Depreciation	*
Computer equipment	8,888	3,601	5,287
	$8,888	$3,601	$5,287

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

Note 5.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended July 31, 2005 are as follows:

		*
	2005		2004
Weighted average number of shares (after forward split)
Basic	33,289,177		31,296,129

Warrants	1,888,678		1,716,427
Options	1,775,000		1,725,000
	3,663,678		3,441,427
Diluted (2004 20,207,046; loss - anti dilutive)	36,952,855		34,737,556

Net Profit (Loss) per share
Basic	$(0.03)		$(0.00)
Diluted	$(0.03)		$(0.00)

Stock-Based Compensation

Stock options outstanding as at July 31, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
Total

Note 5.  SHARE CAPITAL (Cont’d)

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

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	1,775,000
*	-
Expected forfeited per year	0
Stock price	$0.26
Risk free interest rate	4.50%
Expected volatility	0.900000
Expected dividend yield	$0

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

Note 6.

INCOME TAX

The Company has losses forward of $1,311,838 for income tax purposes to July 31, 2005.  There are no current or deferred tax expenses for six month periods ended July 31, 2005 and July 31, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

		*
	2005		2004

Deferred tax assets	$446,025		$749,548
Valuation allowance	$(446,025)		(749,548)
Net deferred tax assets	$-		$-

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

Note 7.

DISCONTINUED OPERATIONS - Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.

Subsequent to the quarter ended July 31, 2005, on September 15th, 2005 the company notified the minority partners in its Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture in that it did not believe it would be in the best interest of its shareholders to advance additional funds to complete payment for its interest or to provide additional working capital.  The company negotiated with its joint venture partner and entered into an agreement on October 16th to sell its interest back to the party from whom it acquired the interest in exchange for the return of 1.6 million common shares of the company, release from an obligation to issue an additional 1.4 million shares, release from the obligation to pay the remaining $1,205,000 of the original purchase price, $220,000 payable by the minority partner to Amersin on or before April 16th, 2006 and an effective date of the beginning of the second quarter ended July 31st, 2005.  Benda operations are not consolidated with Amersin, effective May 1, 2005.  The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets.  The buyer also assumed certain accounts payable and accrued liabilities

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the results from its pharmaceutical business in Benda as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis.  The operational results and the loss associated with the sale of this business are presented in the Income From Discontinued Operations, net of tax” line item in the statements of income.  The assets and liabilities of Benda were classified as held for sale at the acquisition date because the transfer of assets qualifies for recognition as a completed sale, within one year.

Summarized financial information for Benda is as follows:

2005	2004
*	2,151,563	-
**	(1,198,518)	-

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division”; and “Liabilities of discontinued division,” respectively, in the accompanying balance sheets at July 31, 2005 and January 31, 2005, and consist of the following:

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

Note 9.  SUBSEQUENT EVENTS

On September 15, 2005 the Company notified the minority partners in its Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (“Benda”) joint venture in Hubei Province China that it believed that it would not be in the best interest of its shareholders to advance additional funds to complete acquisition of its interest or to provide additional working capital.   Subsequent to that it negotiated with its minority partners in the Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) and with Benda Science and Technology, controlled by the minority partners form whom it acquired its interest as to how they wish to proceed.  Negotiations are not yet complete, however, the present position is as follows:

a)

Amersin would continue to hold an interest equivalent to its paid up value of authorized capital (approximately 15.67%) of $220,000 for an as yet unspecified period of time.  The investment would be recorded in these financial statement as a non current investment but has since been restated as part of this amendment to be proceeds receivable from disposal of the Company’s interest in the Joint Venture.

b)

At some point Amersin may sell its interest in exchange for the capital it has invested to date.

c)

Shares issued to date with respect to the acquisition (1,600,000) would be returned to treasury.

d)

A termination agreement would have an expected effective date, of the beginning of the second quarter ended July 31, 2005.

e)

Benda operations are not consolidated with Amersin effective May 1, 2005.

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, H. Y. (Reid) Li, Chief Executive Officer of Amersin Life Sciences Corporation (the “Company”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the amendments to Quarterly Report of the Company on Form 10-QSB for the three months ended July 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 1st, 2006

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer