Form 10QSB/A
period 2005-10-31
Amersin Life Sciences CORP
filed 2006-08-02
CIK 1009919

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

i

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A amends and restates Part 1 “Financial Information” of the Quarterly Report on Form 10-QSB for the quarter ended October 31st, 2005  (the “2005 Q3 10-QSB”) of Amersin Life Sciences Corporation (the “Company”) to include a revised Balance Sheets, Statements of Income, Statement of Retained Earnings, Statements of Cash Flows and Notes thereto.

This Amendment does not affect any other section of the 2005 Q3 10-QSB not otherwise discussed herein and continues to speak as of the date of the 2005 Q3 10-QSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the 2005 Q3 10-QSB.

AMERSIN LIFE SCIENCES CORPORATION
Balance Sheets
October 31, 2005
(Expressed in US Dollars)

Assets		October 31 2005 (Unaudited) (Prepared by Management) (As restated)		January 31, 2005 (Audited) (As restated)
Current Assets				
Cash(Note 2)	$	14,778	$	68,156
Proceeds receivable from disposal of Joint Venture		220,000		118,000
Total Current Assets		234,778		186,156
Cash restricted as to use by court order (Note 8)		82,056		82,056
Assets of discontinued division		-		10,456,600
Property and equipment, net (Note 2)		4,098		5,287
Total Assets	$	320,932	$	10,730,099
Liabilities and Stockholders' Equity				
Current Liabilities				
Accounts payable and accrued liabilities	$	147,386	$	163,607
Loans payable to related parties (Note 3)		5,238		39,871
Total Current Liabilities		152,624		203,478
Liabilities of discontinued division		-		7,113,381
Stockholders' Equity				
Capital stock				
31,741,885 common shares (January 31, 2005 - 33,861,885)				
Par value $0.001 per share		31,742		33,862
Additional paid in capital		3,762,012		4,655,892
Advances on proposed subscriptions		124,000		80,000
Retained earnings (deficit)		(3,749,446)		(1,356,514)
Total stockholders' equity		168,308		3,413,240
Total Liabilities and Stockholders' Equity	$	320,932	$	10,730,099

Approved on behalf of the board:

/s/ H. Y. (Reid) Li , Director and Chief Executive Officer

Commitments - Notes 1,and 3
Going Concern - Note 1
Lawsuit - Note 8

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION
Statements of Operations
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Three Months Ended October 31		Nine Months Ended October 31	
	2005	2004	2005	2004
	(As restated)	(As restated)	(As restated)	(As restated)
General and Administration Expenses				
Bank charges and interest	156	4,559	401	(3,184)
Depreciation - tangible assets	55	567	1,189	1,701
Finders' fees	12,048	2,200	12,048	38,535
Investor communications	18,026	19,035	64,106	63,832
Management fees	66,088	32,209	135,306	79,749
Office expenses	422	2,749	6,272	4,696
Professional fees	3,578	46,516	75,851	74,159
Salaries and benefits	-		-	
Stock transfer and filing fees	164	1,890	4,072	2,315
Travel and promotion	3,260	879	8,829	4,431
Write off accounts payable	-	-	(49,830)	(160,743)
Write off prepaid expenses	-	-	333,333	-
Total General and Administration Expenses	103,797	110,604	591,577	105,491
Net profit (loss) from operations	(103,797)	(110,604)	(591,577)	(105,491)
Loss on disposal of HBJV	-	-	-	(423,777)
Gain (Loss) from discontinued operations of Benda (Note 7)	(2,333,811)	766,585	(1,801,355)	1,322,910
Net profit (loss) for the period	$ (2,437,608)	$ 655,981	$ (2,392,932)	$ 793,642

See Accompanying Notes

AMERISIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Stockholders' Equity
From January 31, 2003 to October 31, 2005
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

AMERISIN LIFE SCIENCES CORPORATION
(FORMERLY NAMED HUBEI PHARMACEUTICAL GROUP, LTD.)
Consolidated Statement of Stockholders' Equity
From January 31, 2003 to October 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

	Number of Shares	Par Value	Additional Paid-in Capital	Shares to be Issued and Advances on Proposed Subscriptions	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustments	Total
Brought forward	30,744,507	30,745	2,550,351	22,000	(2,118,606)	(623)	483,867
Shares issued for cash @$0.53/share issued on February 20, 2004	27,500	28	14,547				14,575
Shares issued for cash @$0.55/share issued on February 20, 2004	40,000	40	21,960				22,000
Shares issued for cash @$0.53/share issued on April 19, 2004	65,308	65	34,548				34,613
Shares issued for cash @$0.55/share issued on April 19, 2004	110,000	110	60,390				60,500
Shares issued for finders fees issued on April 19, 2004	7,120	7	3,767				3,774
Shares issued for cash @$0.625/share issued on April 21, 2004	436,200	436	272,189				272,625
Contributed Surplus			(12,075)				(12,075)
Cumulative currency translation adjustments						623	623
Shares issued for cash @$0.40/share	206,250	206	82,294				82,500
Advances on proposed subscriptions				(22,000)			(22,000)
Shares issued for consulting fee @ $0.35/share	400,000	400	139,600				140,000
Shares issued for cash on December 8, 2004	225,000	225	79,775				80,000
Shares issued for acquisition on December 9, 2004	1,600,000	1,600	1,086,400				1,088,000
Advances on proposed subscriptions				80,000			80,000
Stock-based Compensation			322,146				322,146
Net profit for the year ended January 31, 2005					762,092		762,092
Balance, January 31, 2005	33,861,885	$ 33,862	$ 4,655,892	$ 80,000	$ (1,356,514)	$ -	$ 3,413,240
Shares issued for cash @$0.40/share on February 28, 2005	400,000	400	159,600				160,000
Shares issued for cash @$0.40/share on March 14, 2005	30,000	30	11,970				12,000
Shares issued for cash @$0.40/share on April 30, 2005	45,000	45	17,955				18,000
Cancellation of shares for finders' fee	(1,000,000)	(1,000)	1,000				-
Advances on proposed subscriptions				44,000			44,000
Shares issued for cash @$0.40/share on July 29, 2005	5,000	5	1,995				2,000
1,600,000 shares returned to treasury	(1,600,000)	(1,600)	(1,086,400)	-			(1,088,000)
Net loss for the nine month period ended October 31, 2005					(2,392,932)		(2,392,932)
Balance, October 31, 2005	31,741,885	$ 31,742	$ 3,762,012	$ 124,000	$ (3,749,446)	$ -	$ 168,308

See Accompanying Notes

AMERSIN LIFE SCIENCES CORPORATION

Notes to Financial Statements

October 31st, 2005

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

By agreement dated May 26, 2004, the Company agreed to acquire the majority partners, 60% controlling interest in Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda”) through the issuance of 1,600,000 common shares of the Company at a price of $0.68 per share for $1,088,000, and the issuance of an additional 1,400,000 common shares at a price of $0.68 per share for $952,000, the latter for a license for one of the new biotech products, and the investment of $1,425,000 (12,000,000RMB) within one year of closing the transaction and $220,000 of the latter has been paid, leaving a balance outstanding of $1,205,000.

On September 15th, 2005 the company notified the minority partners in its Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture in Hubei Province China that it did not believe it would be in the best interest of its shareholders to advance additional funds to complete payment for its interest or to provide additional working capital.  .   In the current quarter, the company negotiated with its joint venture partner and entered into an agreement on October 16th to sell its interest back to the party from whom it acquired the interest in exchange for the return of 1.6 million common shares of the company, release from an obligation to issue an additional 1.4 million shares, release from the obligation to pay the remaining $1,205,000 of the original purchase price, $220,000 payable by the minority partner to Amersin on or before April 16th, 2006 and an effective date of the beginning of the second quarter ended July 31st, 2005.  Benda operations are not consolidated with Amersin, effective May 1, 2005.

(b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $3,749,446 to October 31, 2005.  These factors create substantial doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to pay its commitments, fund working capital, and the ongoing development of the Company’s business.

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

Cumulative currency translation adjustments are reported as a separate component of stockholders’ equity and not recognized in net income.  Gains or losses on remeasurement from the recording currency are recognized in current net income.-

Gains or losses from foreign currency transactions are recognized in current net income.

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

x

(k)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, , and current liabilities.

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

(m)

Property, Plant and Equipment

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is recorded at the following rates, based upon the useful life of the assets:

Buildings	-	6% per annum on a straight-line basis
Manufacturing equipment	-	20% per annum on a straight-line basis
Computer equipment	-	30% per annum on the declining balance basis

(-1)				Accumulated		Net Book
		Cost		Depreciation
Computer equipment	*	8,888	*	4,790	*	4,098

(-1)		Accumulated
	Cost	Depreciation	*
Computer equipment	8,888	3,601	5,287
	$8,888	$3,601	$5,287

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

Note 5.  SHARE CAPITAL

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended October 31, 2005 are as follows:

		*
	2005		2004
Weighted average number of shares (after forward split)
Basic	33,289,177		31,447,692

Warrants	1,888,678		1,725,000
Options	1,775,000		1,922,677
	3,663,678		3,647,677
**	33,289,177		35,095,369

Net Profit (Loss) per share
Basic	$(0.04)		$(0.00)
Diluted	$(0.04)		$(0.00)

Stock-Based Compensation

Stock options outstanding as at October 31, 2005 are as follows:

	Date Granted	Number of Shares	Exercise Price	Maturity Date
Reid Li, President	8/21/2003	750,000	$0.22	8/20/08
Eric Fletcher, Secretary	8/21/03	475,000	$0.22	8/20/08
Howard Milne/HDM Capital Inc.	10/23/03	500,000	$0.50	8/20/08
Rolf-Dieter Monning	1/10/05	10,000	$0.50	1/10/07
Egon Andre	1/10/05	20,000	$0.50	1/10/07
Susan Fletcher	1/10/05	20,000	$0.50	1/10/07
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

Note 6.

INCOME TAX

The Company has losses forward of $3,749,446 for income tax purposes to October 31, 2005.  There are no current or deferred tax expenses for nine month periods ended October 31, 2005 and October 31, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

		*
	2005		2004

Deferred tax assets	$1,274,812		$643,603
Valuation allowance	$(1,274,812)		(643,603)
Net deferred tax assets	$-		$-

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

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division; and “liabilities of discontinued division,” respectively, in the accompanying balance sheets at October 31, 2005 and January 31, 2005, and consist of the following:

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

Nothing to report.

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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, H. Y. (Reid) Li, Chief Executive Officer of Amersin Life Sciences Corporation (the “Company”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the amendments to Quarterly Report of the Company on Form 10-QSB for the three months ended October 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 1st, 2006

/s/ H. Y. (Reid). Li
H. Y. (Reid) Li Chief Executive Officer