Form 10-Q
period 2024-06-30
Invech Holdings, Inc.
filed 2024-08-12
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 333-276779

INVECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0419476
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7339 E. Williams Drive

Unit 26496

Scottsdale, AZ 85255

(Address of Principal Executive Offices) (Zip Code)

602.793.8058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IVHI	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 8, 2024, there were 10,521,335 shares outstanding of the registrant’s Common Stock.

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:

Cash	$–	$7,000

Total Assets	$–	$7,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Due to a related party	$69,417	$30,641
Due to a former related party	4,443	4,443
Accruals	5,391	5,391
Total Liabilities	79,251	40,475

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,521,335 and 10,521,335 shares issued and outstanding, respectively	10,521	10,521
Additional paid-in capital	202,294	202,294
Accumulated deficit	(292,366)	(246,590)
Total Stockholders’ Deficit	(79,251)	(33,475)

Total Liabilities and Stockholders' Deficit	$–	$7,000

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
General and administrative expenses	$16,159	$507	$45,776	$23,246
Total operating expenses	16,159	507	45,776	23,246

Loss from operations	(16,159)	(507)	(45,776)	(23,246)

Net Loss	$(16,159)	$(507)	$(45,776)	$(23,246)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	10,521,335	9,521,335	10,521,335	9,521,335

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	300,000	$300	10,521,335	$10,521	$202,294	$(246,590)	$(33,475)
Net loss	–	–	–	–	–	(29,617)	(29,617)
Balance at March 31, 2024	300,000	300	10,521,335	10,521	202,294	(276,207)	(63,092)
Net loss	–	–	–	–	–	(16,159)	(16,159)
Balance at June 30, 2024	300,000	$300	10,521,335	$10,521	$202,294	$(292,366)	$(79,251)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	110,000	$110	9,521,335	$9,521	$162,484	$(181,949)	$(9,834)
Preferred shares cancelled	(110,000)	(110)	–	–	110	–	–
Preferred shares sold for cash – related party	300,000	300	–	–	39,700	–	40,000
Net loss	–	–	–	–	–	(22,739)	(22,739)
Balance at March 31, 2023	300,000	300	9,521,335	9,521	202,294	(204,688)	7,427
Net loss	–	–	–	–	–	(507)	(507)
Balance at June 30, 2023	300,000	$300	9,521,335	$9,521	$202,294	$(205,195)	$6,920

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(45,776)	$(23,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:

Net cash used in operating activities	(45,776)	(23,246)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related party	38,776	23,246
Preferred stock sold for cash – related party	–	40,000
Net cash provided by financing activities	38,776	63,246

Net change in cash	(7,000)	40,000

Cash, beginning of period	7,000	–

Cash, end of period	$–	$40,000

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

Notes to the Financial Statements

June 30, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Invech Holdings, Inc. (OTC “IVHI”) was incorporated under the laws of the State of Nevada on December 17, 1998, as Explore Technologies, Inc. On July 19, 2018, the name of the Company was changed to Invech Holdings, Inc.

On January 21, 2023, 300,000 shares of Convertible Series A Preferred Stock was sold to Small Cap Compliance, LLC for $40,000. These shares represent a change of control.

With the change of control, the Company is moving in a new direction, specializing in drafting regulatory documents and consulting for public companies. Services include FINRA corporate filings, drafting incorporation and corporate documents, drafting OTC Markets Disclosure Statements, and general public company compliance. The Company will act as an outside consulting firm for these services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables. The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. To reduce risk, the Company performs credit evaluations of its customers and maintains reserves when necessary for potential credit losses.

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of June 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock. 1,000,000 of those shares are designated as Series A Convertible Preferred Stock (“Series A”). Each share of Convertible Series A Preferred Stock is convertible into 1,000 shares of common stock. In addition, the Convertible Series A Preferred Stock has voting privileges of 1,000 votes per one share of Series A. The Convertible Series A Preferred Stock is not entitled to dividend.

On January 21, 2023, 300,000 shares of Series A was sold to Small Cap Compliance, LLC (“SCC”) for $40,000. These shares represent a change of control. With the change of control, the Company has implemented a new business plan of regulatory compliance consulting for public companies.

On March 3, 2023, the Company cancelled the 110,000 Series A that were issued and outstanding as of December 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, SCC advanced the Company $30,641 to pay for general operating expenses. During the six months ended June 30, 2024, SCC advance the company an additional $38,776, for a total due of $69,147 as of June 30, 2024. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2023, the Company granted 1,000,000 shares of common stock to SCC for consulting services, for total non-cash expense of $1,000.

NOTE 6 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements for the year ended December 31, 2023, have been restated to make adjustments to the balance sheet accounts as described below.

As of December 31, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$7,000	$–		$7,000
Total Assets	$7,000	$–		$7,000

Current Liabilities:
Due to related party	$30,641	$–		$30,641
Due to a former related party	–	4,443	(1)	4,443
Accruals	–	5,391	(2)	5,391
Total Liabilities	30,641	9,834		40,475

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–		–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 shares issued and outstanding	300	–		300
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,521,335 shares issued and outstanding	2,195	8,326	(3)	10,521
Additional paid-in capital	215,063	(12,769)	(1)(3)	202,294
Accumulated deficit	(241,199)	(5,391)	(2)	(246,590)
Total Stockholders’ Deficit	(23,641)	(9,834)		(33,475)
Total Liabilities and Stockholders' Deficit	$7,000	$–		$7,000

__________________

(1)	– Add back related party debt previously written off.
(2)	– Add back accruals previously written off.
(3)	– Adjust for par value of outstanding shares.
(4)	– Adjust for par value of outstanding shares.

– Record additional audit fees

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

Subsequent to June 30, 2024, SCC advanced the Company $3,492 to pay for general operating expenses. The advance is non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended June 30, 2024 and 2023, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements as is within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this report, the Company's Annual Report on Form 10-K and other reports that the Company files with the Securities and Exchange Commission. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new clients; the continued success in servicing current clients; the effects of competition in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; and changes in government regulation. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Invech Holdings, Inc. (OTC “IVHI”) was incorporated under the laws of the State of Nevada on December 17, 1998, as Explore Technologies, Inc.

In 1996, the Company filed a Form D under Rule 504 (b)(1)(iii) in 2013 and subsequently filed Form 10SB to register its common stock in 2002. The company became delinquent in its financials reporting in 2005 and filed a Form 15-12G in 2006 to terminate their registration. The Company filed an S-1 registration on January 31, 2024.

The company was a natural resource company engaged in the acquisition, exploration and development of mineral properties. On May 17, 2002, the Company filed an amendment to its Articles of Incorporation and changed its name to Pan Asia Communications Corp.

On March 18, 2003, the Company changed its name to Hubei Pharmaceutical Group, Ltd., and to Amersin Life Sciences Corporation on January 6, 2005. On March 22, 2007, the Company changed its name to Golden Tech Group, Ltd and to MegaWin Investments, Inc. on February 21, 2018. Finally, the Company changed its name to Invech Holdings, Inc. on July 19, 2018.

The Company entered into a merger agreement on May 23, 2000, with Cashsurfers, Inc., an Internet based technology business. The Company was obligated to raise in excess of $2,500,000 by the private placement of the Company's common stock as a condition of completion of the merger. The proceeds of the private placement would be used to fund the operation and development of the Cashsurfers business.On July 24, 2000, the agreement was terminated because the Company was unable to raise sufficient capital required under the merger agreement and was unable to make payment to Cashsurfers under the terms of the agreement. As a result of the merger and subsequent termination was dilution of stock ownership percentage for our existing shareholders, increased debt, and loss of our business model.

On October 5, 2000, the Company entered into an Acquisition Agreement with UWANTCASH.com, Inc. whereby the Company acquired 100% of the issued and outstanding common and preferred shares of UWANTCASH.com, Inc. in exchange for five million shares of common stock in IVHI. The acquisition agreement was terminated on December 6, 2000. The Company has no operations at that time. As a result of the termination of a second merger within a six-month period, our stock was further diluted, and our debt increased because we had no operations.

In 2001 the Company effected a 1 for 10 reverse stock split and on May 15, 2002, the Company entered into an agreement to acquire the Access Network Limited subsidiary of VOIP Telecom, Inc., in exchange for the issuance of 8,000,000 shares to shareholders and owners of Access stock and an additional 4,000,000 shares to Keppel Corp. to extinguish a debt due by Access to Keppel. In addition, IVHI issued 2,00,000 shares as a finder’s fee. Shortly after, the Company completed a rescission agreement whereby the acquisition was cancelled. All company shares issued for debt settlements were cancelled.

 On March 17, 2003, the Company acquired the majority interest in Hubei Pharmaceutical Co. Ltd. The Company issued 22,000,000 common shares resulting in a change in control.

On September 10th, 2004, the Company entered into material agreement, to sell its 57.14% controlling interest in the Hubei Pharmaceutical Co. Ltd. At that time the Company was engaged in the acquisition and vertical integration of operating subsidiaries and controlling joint venture interests in China to include all facets of pharmaceutical life sciences from raw materials through dosage form production and distribution. In October 2005, the Company terminated its participation in the Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. joint venture in Hubei Province, China. As a result of the termination of the merger, our stock was further diluted, and our debt increased because we had no operations.

Due to multiple mergers and termination of those mergers, have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. As a result of multiple mergers and termination of such mergers, the Company has accumulated liabilities and has not generated any revenue. In the past, the Company filed Form S-8s to register stock for issuance in lieu of cash payment to employees and consultants. In addition, the Company raised money with convertible debentures. As a result, our shareholders have been diluted, and our stock price has been volatile, and the future of our business and continued operations are uncertain.

Business operations for Invech Holdings, Inc. were abandoned in 2007 and its Nevada registration was revoked. A custodianship action, as described in the subsequent paragraph, was commenced in 2017.

On October 17, 2017, the Eighth Judicial District Court, Clark County, Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

The Eighth Judicial District Court, Clark County, Nevada awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

January 2018, the Custodian appointed Robert Chin as sole officer and director.

SCC was compensated for its role as custodian in the amount of 120,000 shares of Convertible Preferred A Series Stock (“Preferred A Stock”). In January 2018, the Custodian sold these shares to Queen Investment (HK) Ltd. for the purchase price of $35,000. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated on April 18, 2018.

Small Cap Compliance, LLC is controlled by Rhonda Keaveney, its sole member.

On May 24, 2020, Queen Investment (HK) Ltd. cancelled 10,000 shares and sold 110,000 shares of Preferred A Stock and 9,006,335 shares of restricted Common Stock to ETAO Logistic Inc. for the purchase price of $50,000. Robert Chin, sole officer and director resigned his positions and appointed Zhilian Wu and Dong Chen as officers and directors.

On January 21, 2023, the Company issued 300,000 shares of Convertible Series A Preferred Stock to Small Cap Compliance, LLC for the purchase price of $45,000. These shares represent the majority control. At that time the Company implemented a new business plan and IVHI is now in the business of regulatory compliance and consulting for public companies. Mr. Wu and Mr. Chen resigned all positions with the Company and appointed Rhonda Keaveney as CEO, Director, Secretary, and Treasurer.

ETAO Logistic Inc. cancelled all 110,000 shares of its Preferred A Stock on March 3, 2023 making Small Cap Compliance, LLC the sole holder of the Preferred A Stock.

Our Present Business

IVHI is company in the public company compliance industry. We specialize in drafting regulatory documents and consulting for public companies. Our services include FINRA corporate filings, drafting incorporation and corporate documents, drafting OTC Markets Disclosure Statements, and general public company compliance. IVHI acts as an outside consulting firm for these services.

We provide the following services to small cap public companies.

FINRA Corporate Actions:

•	Name change
•	Form 15c2-11
•	Reverse stock splits
•	Symbol change
•	Mergers
•	Domicile change

SEC Reporting

•	Edgar filings including 10-Q, 10-K, 8-K
•	Form 10 and S-1
•	SEC comment letters

OTC Markets

•	Disclosure Statements
•	Legal opinions
•	Caveat Emptor removal
•	Drafting financials
•	Uplisting to OTCQB and Nasdaq

Incorporating Companies

•	Formation of new companies
•	Redomicile
•	File annual reports
•	File amendments

Internal Compliance

•	Drafting board minutes
•	Drafting by-laws
•	Drafting Articles of Incorporation
•	Drafting M & A and divestiture documents

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and expanding our business.

We anticipate that new business opportunities will be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and expand our business, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

On September 10, 2023, IVHI executed a Consulting Service Agreement (“Agreement”) with Invech Consulting Corporation (“ICC’) whereby ICC will market IVHI to prospective clients and draft the documents for public company compliance in exchange for 1,000,000 shares of the Company’s restricted common stock. These shares have not been issued as of this filing.

Competition

Our company is competing with other companies and consultants in the microcap public company compliance industry, our competition includes larger firms and sole consulting persons that specialize in compliance. In addition, it will be difficult to get into some public companies as they have counsel on retainer to draft documents relating to compliance. We will compete in markets where more established companies, with larger budgets and more staff, can offer more services. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry changes. Additionally, increased competition is possible to the extent that new companies enter the marketplace as a result of continued expansion into new geographies. We believe that diligently establishing and expanding our business on new platforms such as Instagram and Facebook will establish us in this industry. Additionally, we expect that establishing our service offerings on new platforms are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new competitors entering the marketplace.

We are competing in the microcap public company compliance industry; growth will be accomplished through the advertising, email campaigns, and referrals from current clients.

Achieving this growth will increase development costs and the cost of our services. In turn, we may not be able to meet the competitive price point dictated by the market and our competitors.

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will profit from our current business model and have no merger candidates as of the time of this filing.

 Revenue Generation

We generate revenue by preparing compliance documents for public companies. Revenues are generated through the preparation of SEC regulation documents such as S-1 filings, Form 10 filings, and 8-K filings, FINRA Corporate Action filings and OTC Markets filings.

Operations

Our company is headquartered in Scottsdale, Arizona, where our executive, administrative and operational management are based. To date, the Company has begun implementing its business plan and is attempting to secure additional funding to continue expansion of our services and products.  The Company has not had any significant revenues generated from its business operations since inception.  Until the Company is able to generate any consistent and significant revenue, it may be required to raise additional funds by way of equity or debt financing.

Our Market

Microcap public company compliance is increasingly important and expanding after amendments to Rule 15c2-11. The amendments were adopted to enhance investor protection by requiring that microcap public companies, specifically pink sheet companies listed on OTC Markets, to become more transparent via expanded regulatory compliance.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Revenue

For the three months ended June 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 were $16,159 compared to $507 for the three months ended June 30, 2023, an increase of $15,652.

Operating expenses for the six months ended June 30, 2024 were $45,776 compared to $23,246 for the six months ended June 30, 2023, an increase of $22,530.

Operating expenses increased in 2024 due to a decrease in professional fees and other general and administrative fees incurred for this period.

Net Loss

For the three months ended June 30, 2024, the Company had a net loss of $16,159 compared to the three month period ended June 30, 2023 of a net loss of $507.

For the six months ended June 30, 2024, the Company had a net loss of $45,776 compared to the six month period ended June 30, 2023 of a net loss of $23,246.

The net loss resulted from increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had $0 in cash and a working capital deficit of $79,251.

Operating Activities

For six months ended June 30, 2024, we used $45,776 in operating activities as compared to $23,246 for the six months ended June 30, 2023.

Investing Activities

No investing activities occurred during the six months ended June 30, 2024 and 2023.

Financing Activities

During the six months ended June, 2024, the Company received advances of $38,776 from a related party for working capital purposes. During the three months ended June 30, 2023, the Company received advances of $23,246 from a related party for working capital purposes and $40,000 from the sale of preferred stock to a related party.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer, who are one in the same, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements.

Our management, consisting of our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Assessment Regarding Internal Control Over Financial Reporting

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending June 30, 2024, we are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2024 S-1 registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2024	Invech Holdings, Inc.

	By:	/s/ Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

