Form 10-Q
period 2024-09-30
Invech Holdings, Inc.
filed 2024-10-31
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of September 30, 2024, there were 10,521,335 shares outstanding of the registrant’s Common Stock.

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS		(Restated)
Current Assets:

Cash	$–	$7,000
Prepaid	3,150	–

Total Assets	$3,150	$7,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Due to a related party	$78,214	$30,641
Due to a former related party	4,443	4,443
Accruals	5,391	5,391
Total Liabilities	88,048	40,475

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,521,335 and 10,521,335 shares issued and outstanding, respectively	10,521	10,521
Additional paid-in capital	202,294	202,294
Accumulated deficit	(298,013)	(246,590)
Total Stockholders’ Deficit	(84,898)	(33,475)

Total Liabilities and Stockholders' Deficit	$3,150	$7,000

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Expenses:
General and administrative expenses	$5,647	$6,188	$51,423	$29,434
Total operating expenses	5,647	6,188	51,423	29,434

Loss from operations	(5,647)	(6,188)	(51,423)	(29,434)

Net Loss	$(5,647)	$(6,188)	$(51,423)	$(29,434)

Loss per share– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	10,521,335	9,532,324	10,521,335	9,524,998

Accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023 (Restated)	300,000	$300	10,521,335	$10,521	$202,294	$(246,590)	$(33,475)
Net loss	–	–	–	–	–	(29,617)	(29,617)
Balance at March 31, 2024	300,000	300	10,521,335	10,521	202,294	(276,207)	(63,092)
Net loss	–	–	–	–	–	(16,159)	(16,159)
Balance at June 30, 2024	300,000	300	10,521,335	10,521	202,294	(292,366)	(79,251)
Net loss	–	–	–	–	–	(5,647)	(5,647)
Balance at September 30, 2024	300,000	$300	10,521,335	$10,521	$202,294	$(298,013)	$(84,898)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	110,000	$110	9,521,335	$9,521	$162,484	$(181,949)	$(9,834)
Preferred shares cancelled	(110,000)	(110)	–	–	110	–	–
Preferred shares sold for cash – related party	300,000	300	–	–	39,700	–	40,000
Net loss	–	–	–	–	–	(22,739)	(22,739)
Balance at March 31, 2023	300,000	300	9,521,335	9,521	202,294	(204,688)	7,427
Net loss	–	–	–	–	–	(507)	(507)
Balance at June 30, 2023	300,000	300	9,521,335	9,521	202,294	(205,195)	6,920
Common stock issued for consulting – related party	–	–	1,000,000	1,000	–	–	1,000
Net loss	–	–	–	–	–	(6,188)	(6,188)
Balance at September 30, 2023	300,000	$300	10,521,335	$10,521	$202,294	$(211,383)	$1,732

The accompanying notes are an integral part of these unaudited financial statement

INVECH HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(51,423)	$(29,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid	(3,150)	–
Net cash used in operating activities	(54,573)	(29,434)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related party	47,573	29,434
Preferred stock sold for cash – related party	–	40,000
Net cash provided by financing activities	47,573	69,434

Net change in cash	(7,000)	40,000

Cash, beginning of period	7,000	–

Cash, end of period	$–	$40,000

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

Notes to the Condensed Financial Statements

September 30, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes included in the Company’s financial statements for the year ended December 31, 2023.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods presented.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of September 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

On January 21, 2023, 300,000 shares of Series A were sold to Small Cap Compliance, LLC (“SCC”) for $40,000. These shares represent a change of control. With the change of control, the Company has implemented a new business plan of regulatory compliance consulting for public companies.

On March 3, 2023, the Company cancelled the 110,000 Series A that were issued and outstanding as of December 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, SCC advanced the Company $30,641 to pay for general operating expenses. During the nine months ended September 30, 2024, SCC advance the company an additional $47,573, for a total due of $78,214 as of September 30, 2024. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2023, the Company granted 1,000,000 shares of common stock to SCC for consulting services, for total non-cash expense of $1,000.

NOTE 6 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements for the year ended December 31, 2023, have been restated to make adjustments to the balance sheet accounts as described below.

As of December 31, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$7,000	$–		$7,000
Total Assets	$7,000	$–		$7,000

Current Liabilities:
Due to related party	$30,641	$–		$30,641
Due to a former related party	–	4,443	(1)	4,443
Accruals	–	5,391	(2)	5,391
Total Liabilities	30,641	9,834		40,475

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–		–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 shares issued and outstanding	300	–		300
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,521,335 shares issued and outstanding	2,195	8,326	(3)	10,521
Additional paid-in capital	215,063	(12,769	) (1)(3)	202,294
Accumulated deficit	(241,199)	(5,391	) (2)	(246,590)
Total Stockholders’ Deficit	(23,641)	(9,834)		(33,475)
Total Liabilities and Stockholders' Deficit	$7,000	$–		$7,000

_________________________

(1)	– Add back related party debt previously written off.
(2)	– Add back accruals previously written off.
(3)	– Adjust for par value of outstanding shares.
(4)	– Adjust for par value of outstanding shares.
(5)	– Record additional audit fees.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended September 30, 2024, and 2023, and the notes thereto.

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

In September 2023, the Company issued 1,000,000 to Small Cap Compliance, LLC for debt paid on behalf of the Company.

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

Results of Operations for the Nine Months Ended September 30, 2024, and 2023

Revenue

For the three months ended September 30, 2024, and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024, were $51,423 compared to $29,434 for the three months ended June 30, 2023, an increase of $27,989.

Operating expenses increased in 2024 due to a decrease in professional fees and other general and administrative fees incurred for this period.

Net Loss

For the nine months ended September 30, 2024, the Company had a net loss of $51,423 compared to the nine months ended September 30, 2023 of a net loss of $29,434.

The net loss resulted from increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had $0 in cash and a working capital deficit of $88,048.

Operating Activities

For none months ended September 30, 2024, we used $54, 573 in operating activities as compared to $23,246 for the none months ended June 30, 2023.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2024, and 2023.

Financing Activities

During the nine months ended September 30, 2024, the Company received advances of $45,573 from a related party for working capital purposes. During the nine months ended September 30, 2023, the Company received advances of $23,246 from a related party for working capital purposes and $40,000 from the sale of preferred stock to a related party.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending September 30, 2024, we are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2024 S-1 registration statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 31, 2024	Invech Holdings, Inc.

	By:	/s/ Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

