Form 10-K
period 2024-12-31
Invech Holdings, Inc.
filed 2025-03-03
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-25553

_____________________

INVECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	98-0419476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7339 E Williams Drive, Unit 26496, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

602.793.8058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IVHI	OTC

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

As of February 27, 2025, there were 100,521,335 shares outstanding of the registrant’s common stock.

Investing in our common stock is highly speculative and involves a significant degree of risk. See “Item 1A: Risk Factors” for a discussion of information that should be considered before making a decision to purchase our common stock.

Investors are cautioned that you are purchasing the interests of Invech Holdings, Inc.., which is a Nevada corporation without conducting operations and will be referred to hereinafter as the “Company”, or “we” or “our” or “IVHI”.

PART I

Item 1.	Business

(a) Business Development

Invech Holdings, Inc. (OTC “IVHI”) was incorporated under the laws of the State of Nevada on December 17, 1998, as Explore Technologies, Inc.

In 1996, the Company filed a Form D under Rule 504 (b)(1)(iii) in 2013 and subsequently filed Form 10SB to register its common stock in 2002. The company became delinquent in its financials reporting in 2005 and filed a Form 15-12G in 2006 to terminate their registration. The Company subsequently filed the delinquent reports and remains non reporting. IVHI is currently filing financial reports under OTC Markets Alternative Reporting Standards.

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

The Company has entered into a merger agreement on May 23, 2000, with Cashsurfers, Inc., an Internet based technology business. On July 24, 2000, the agreement was terminated because the Company was unable to raise sufficient capital required under the merger agreement and was unable to make payment to Cashsurfers under the terms of the agreement.

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

In 2001 the Company effected a 1 for 10 reverse stock split and on May 15, 2002, the Company entered into an agreement to acquire the Access Network Limited subsidiary of VOIP Telecom, Inc., in exchange for the issuance of 8,000,000 shares to shareholders and owners of Access stock and an additional 4,000,000 shares to Keppel Corp. to extinguish a debt due by Access to Keppel.  Shortly after, the Company completed a rescission agreement whereby the share acquisition was cancelled. All company shares issued for debt settlements were cancelled.

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

In January 2018, the Custodian appointed Robert Chin as sole officer and director.

SCC was compensated for its role as custodian in the amount of 120,000 shares of Convertible Preferred A Series Stock (“Preferred A Stock”). In January 2018, the Custodian sold these shares to Queen Investment (HK) Ltd. for the purchase price of $35,000. The Custodian did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was terminated on April 18, 2018. See appointment and termination of custodianship court orders attached as an Exhibit.

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

Our Business Strategy and Products and Services

The Company is engaged in public company compliance. Microcap public company compliance is increasingly important and expanding after amendments to Rule 15c2-11. The amendments were adopted to enhance investor protection by requiring that microcap public companies, specifically pink sheet companies listed on OTC Markets, to become more transparent via expanded regulatory compliance.

We provide regulatory compliance services relating to OTC Markets, FINRA and the SEC. Our services include the following:

Our Services

•	SEC reporting (8K, 10Q, 10K, form 10 registration, S1 registration, Super 8K, SEC letters)
•	FINRA reporting (corporate actions, 15c2-11 filings)
•	OTC Markets reporting (alternative reporting disclosure statements)
•	Public disclosures (Press releases)
•	Other services

The Company is conducting business in the following areas of compliance:

•	Microcap pink current companies
•	Grey market caveat emptor companies
•	OTCQB companies

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into any definitive agreements for a merger candidate. In our continued efforts to maximize our business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology
•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources
•	The extent to which the business opportunity can be advanced in our marketplace; and
•	Amendments to compliance rules

Competition

Invech Holdings, Inc. is in direct competition within our industry with entities that possess significantly greater experience and resources. Moreover, the Company also competes with numerous other companies similar to it for such opportunities. We believe that advertising, marketing, and referrals from current clients will greatly increase our competitive edge in the microcap compliance industry.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, and are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We are also subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

The Company had 1 officer during this reporting period. Ms. Rhonda Keaveney serves as Chief Executive Officer, Treasurer, Director, and Secretary. Mr. Wu and Mr. Chen resigned all positions with the Company and appointed Rhonda Keaveney as CEO, Director, Secretary, and Treasurer on January 21, 2023.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

Intellectual Property

As of the date of this report, we do not own any patents, trademarks, licenses, franchises, concessions, and royalty agreements, or other intellectual property contracts.

Available Information

Our Periodic Reports including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) are available to review on the SEC’s EDGAR website.

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically update our corporate governance guide, which is applicable to all directors, officers and employees of the Company. We have not yet established an audit committee of our board of directors.

Item 1A.	Risk Factors

Risks Relating to Our Business

Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

We have incurred operating losses, and have no current source of revenue

We do not expect to generate revenues until we further our business model. We can provide no assurance that we will produce any material revenues for our stockholders, or that our contemplated business will operate on a profitable basis. We have generated no revenue for the last two fiscal years that are reported in this statement.

We will, likely, sustain operating expenses without corresponding revenues, at least until we generate more business from gyms and our marketing efforts increase the popularity of our brand. This may result in our incurring a net operating loss that will increase until we increase our client base. We cannot assure you that any such business will be profitable at the time.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2024, and 2023 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

We may encounter substantial competition in the public company compliance consulting industry and our failure to compete effectively may adversely affect our ability to generate revenue

We believe that existing and new competitors will continue to improve in cost control and performance in whatever business we acquire. We have a good number of competitors, and we will be required to continue to invest in service development and productivity improvements to compete effectively in our industry. Our competitors could develop innovative services or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Regulatory approvals for our services

At this time the Company is subject to OTC Markets and Securities and Exchange Commission regulations relating to our business model. However, our future business may be subject to additional laws and regulations.

We may face a number of risks associated with our business services, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition

We intend to use reasonable efforts to continue our business within the industry of regulatory compliance consulting for public companies. The risks commonly encountered in implementing and maintaining a business plan is insufficient revenues to offset increased expenses associated with operating expenses, marketing, and possibly finding a merger candidate. Additionally, we operate a small business at this time so our expenses are likely to increase, and it is possible that we may incur substantial debt or convertible debt in order to grow our business, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have a small operation and continued implementation of our business model is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories in additional to our marketing efforts, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. The success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of this Form 10, we will be an SEC reporting company. The Company is currently a small business and has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $50,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into an acquisition or merger with the most attractive private companies

From time to time the Company may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business merger may result in a change of control and a change of management

In conjunction with a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have one officer and director of the Company, and this is critical to our chances for business success. We are dependent on her services to operate our business, and the loss of this person would have an adverse impact on our future operations until such time she could be replaced, if she could be replaced. We do not have employment contracts or employment agreements with our officer, and we do not carry key man life insurance on her life.

Because we are significantly smaller than some of our competitors, we may lack the resources needed to capture market share

We are at a disadvantage as smaller operating company; we are a development stage business. Many of our competitors have already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative services that compete directly with our business services. No assurance can be given that we will be able to compete successfully within the public company compliance industry.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited

We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to grow our business

Our management has extensive experience when acting in the officer and director capacity, however we will need to hire additional personnel and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and continue our business model.

Legal disputes could have an impact on our Company

We engage in business matters that are common to the business world that can result in disputations of a legal nature.  In the event the Company is ever sued or finds it necessary to bring suit against others, there is the potential that the results of any such litigation could have an adverse impact on the Company.

Breaches in data security and lapses in data privacy may adversely impact our business operations

We have not been impacted by breaches in data security or lapses in data privacy, which may occur from time to time. These can vary in scope and intent from motivated driven attacks to malicious attacks intended to disrupt or compromise our operations by targeting our operating system. Breach or circumvention of our system or the systems of third parties, including by ransomware or malware, through vulnerabilities in licensed software or hardware, or as a result of other attacks may lead to disruptions in our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial or business information) or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; litigation; and misuse or corruption of critical data and proprietary information, any of which could be material.

Additionally, we may rely on third parties in helping us to implement and manage our cyber security risk management processes. Any measures that we take, and such third parties take to avoid, detect, mitigate, or recover from material cyber security threats or incidents can be expensive, and may be insufficient, circumvented, or may become ineffective.

Risks Related to Our Shareholders and Shares of Common Stock

Resale limitations of Rule 144(i) on your shares

According to the Rule 144(i), Rule 144 is not available for the resale of securities initially issued by either a reporting or non-reporting shell company. Moreover, Rule 144(i)(1)(ii) states that Rule 144 is not available to securities initially issued by an issuer that has been “at any time previously” a reporting or non-reporting shell company. Rule 144(i)(1)(ii) prohibits shareholders from utilizing Rule 144 to sell their shares in a company that at any time in its existence was a shell company. However, according to Rule 144(i)(2), an issuer can “cure” its shell status.

To “cure” a company’s current or former shell company status, the conditions of Rule 144(i)(2) must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter may be restricted even after the expiration of the six-month period since it filed its Form S-1 information if the company is not current on all of its periodic reports required to be filed within the SEC during the six months before the date of the shareholder’s sale. Thus, the company must file all 10-Qs and 10K for the preceding six months and since the filing of the Form S-1, or Rule 144 is not available for the resale of securities.

Our Company is currently listed as Pink Current Information on the OTC Markets platform

Our stock quote is currently listed on OTC Markets. The market for our stock is uncertain at this time. Our stock is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making. Our securities could be particularly illiquid due to being listed on this market and that if we remain on the Pink Current Information, it could impede a potential merger, acquisition, reverse merger or our current business pursuant to which the company could cease to be an operating company.

The regulation of penny stocks by the SEC may discourage the tradability of our securities.

We are a "penny stock" company. Our common stock trades on the OTCQB and we are subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of investors to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

There is presently a limited public market for our securities

Our common stock trades on an unsolicited basis only on the OTC Markets, and an active market may never develop. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock trades on an unsolicited basis only, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares

Even if our stock becomes trading, it is likely that our common stock will be thinly traded, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 500,000,000 shares of common stock of which 100,521,335 shares are currently outstanding and 5,000,000 shares of Preferred Stock are authorized, of which 1,000,000 shares of Series A Convertible Preferred Stock are authorized and 300,000 are outstanding.

Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. If our convertible preferred stockholders choose to convert their stocks to common stocks, the stocks they receive are newly issued. This increases the total number of common shares. Because the number of common shares increases while the value of the company remains the same, the value of existing shares goes down. In other words, the new common shares dilute the value of all the common shares, which drives down the share price, give current shareholders fewer voting rights and less ownership of the company.

Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Obtaining additional capital though the sale of common stock will result in dilution of stockholder interests

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing conversion rights may hinder future equity offerings, and the exercise of those conversion rights may have an adverse effect on the value of our stock. If any such conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such conversion rights are exercised at a price below the price at which any stockholder purchased shares, then that particular stockholder will experience dilution in his or her investment.

Our director has the authority to authorize the issuance of preferred stock

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 5,000,000 shares of Preferred Stock. Our directors, without further action by our stockholders, have the authority to issue shares to be determined by our board of directors of Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights, and qualifications as determined by the board without approval by the shareholders. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

We have never paid dividends on our common stock, nor are we likely to pay dividends in the foreseeable future. Therefore, you may not derive any income solely from ownership of our stock

We have never declared or paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to prevent fraud effectively. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Our Articles of Incorporation provide our directors with limited liability.

Our Articles of Incorporation state that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 78.138(7) of the Nevada Revised Statutes (the “NRS”) or shall be liable because the director (1) shall acted or omitted to act which involves intentional misconduct, fraud or a knowing violation of law; or (2) paid dividends in violation of Section 78.300 of the NRS. Our Articles of Incorporation further state that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the NRS, as it may be amended. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

As a public reporting company, we require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 and concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2024 The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions (4) the Company has only one officer and director.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission (the “SEC”) and civil or criminal sanctions.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of shares of our outstanding capital stock. As of the date of this prospectus, our executive officers and directors and their respective affiliate beneficially owns 100% of the outstanding voting stock for our Preferred A shares and approximately 90% of the outstanding voting stock for our Common shares. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors; and
•	to amend or prevent amendment of our articles of incorporation or by-laws; and
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for a vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce the price of the shares of our common stock price or prevent our stockholders from realizing a premium over the price of our common stock.

In addition, Section 13 of our By-laws state the following:

Section 13      Super Majority Votes: Motions on the following issues shall require the vote of at least sixty-five percent (65%) of the Stockholders to carry:

A.	Amending these By-Laws;

B.	Capital Contributions;

C.	Removal of the Director or any Officer;

D.	Issuing New Shares of stock;

E.	Issuing New Classes of Shares;

F.	Terminating or rejecting the defense or indemnity of any Director, Officer, agent, or employee; and

G.	Terminating, Dissolving, or winding down the business affairs of the Corporation or liquidating more than half of the assets and property of the Corporation.

Our Preferred A shareholder has over 95% of the voting shares and will carry the necessary votes to determine the outcome for all the above-mentioned actions.

Section 15 of our By-laws state the following:

Section 15      Stock Transfer Restrictions. A Stockholder contemplating a sale or transfer of any shares of Stock in the Corporation to any third party shall first provide written Notice of Intent to Sell Stock to the Board and all the other Stockholders which shall include the name of the proposed purchaser and the full terms and conditions of the proposed sale. The other Stockholders shall have thirty (30) days from Notice of Intent To Sell Stock to give written Notice of Intent to Purchase Stock on the same terms and conditions as set forth in the Notice of Intent to Sell Stock.

If no Stockholder gives Notice of Intent to Purchase Stock within thirty (30) days, then the Stockholder may sell as set forth in the Notice of Intent to Sell Stock provided that a majority of the remaining Stockholders approve the sale or transfer to the proposed third-party purchaser.

Any purported sale or transfer of shares of Stock in the Corporation undertaken without compliance with all the provisions of Section 15 shall be void and without effect.

Any potential purchaser of shares of Stock in the Corporation Buyer shall be advised of the restrictions imposed by these By-Laws and Nevada law, including but not limited to Chapters 78, 78A, and 90 of the Nevada Revised Statutes.

Under Section 78.242 of the Nevada Revised Statutes, this provision applies to the holders of restricted stock that has not been registered in is being sold or transferred in a private sale. It is the policy of our Board to review the private sale and approve the sale if all required documentation is in order. The majority stockholder must also approve the sale. In this case, it is our Preferred D Stock shareholder, who is also our sole officer and director.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk management and strategy

We have limited exposure to cybersecurity threats. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Executive Officer and will employee the expertise of an IT consultant in the event that our risk management assessment warrants.

As part of our overall risk management system, our CEO will monitor and test our safeguards, in collaboration with outside IT consultants.

We will engage consultants, or other third parties in connection with our risk assessment processes. These service providers will assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

We maintain informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors and chief executive officer are responsible for monitoring and assessing strategic risk exposure, the day-to-day management of the material risks we face. Our board of directors and executive officer administer our cybersecurity risk oversight regarding third party providers.

Item 2.	Properties

We do not own any property or rent office space.

Item 3.	Legal Proceedings

There are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures

N/A

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market information.

Our Common Stock is not trading on any stock exchange. It is listed, but not quoted, OTC Markets under the symbol IVHI and there is no established public trading market for the class of common equity.

Fiscal Year 2024	HIGH	LOW
First Quarter (Jan. 1, 2024 – March 31, 2024)	$1.01	$.003
Second Quarter (April 1, 2024– June 30, 2024)	.003	.0056
Third Quarter (July 1, 2024 – Sept. 30, 2024)	.015	.0056
Fourth Quarter (Oct. 1, 2024 – Dec. 31, 2024)	.015	.015
Fiscal Year 2023
First Quarter (Jan. 1, 2023 – March 31, 2023)	$.135	$.135
Second Quarter (April 1, 2023– June 30, 2023)	.135	.135
Third Quarter (July 1, 2023 – Sept. 30, 2023)	.135	.135
Fourth Quarter (Oct. 1, 2023 – Dec. 31, 2023)	.135	.135

Holders

(b) Holders.

As of February 27, 2025, there are approximately 292 holders of an aggregate of 100,521,335 shares of our Common Stock issued and outstanding.

(c) Dividends.

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

(d) Securities authorized for issuance under equity compensation plans.

We have not adopted an equity compensation plan and no securities have been authorized or reserved for issuance under any equity compensation plan.

Description of Securities

The following description is a summary of the material terms of the provisions of our Articles of Incorporation and Bylaws. The Articles of Incorporation and Bylaws have been filed with the SEC as exhibits to our registration statement on Form S-1.

Common Stock

We are authorized to issue 500,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended December 31, 2024, there were 100,521,335 shares of Common Stock issued and outstanding.

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. Accordingly, the holders of our Common Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Holders of our Common Stock have no preemptive rights or other subscription rights, conversion rights, redemption or sinking fund provisions. Upon our liquidation, dissolution or windup, the holders of our Common Stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities. There are not any provisions in our Articles of Incorporation or our Bylaws that would prevent or delay change in our control.

Our stock transfer agent is Pacific Stock Transfer Co., located at 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes the issuances of up to 1,000,000 shares of Preferred Stock with the following designations, rights and preferences:

One (1) share of the as Convertible Series A Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Corporation and entitled to one thousand (1,000) votes of common stock for every one (1) share of as Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

From time to time its Board of Directors may amend the Preferred class of stock. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or, other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

At this time there are 1,000,000 shares of Preferred Stock authorized as Convertible Series A Preferred Stock and 300,000 are issued and outstanding.

Promissory Notes

N/A

Item 6.	[Reserved]

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

This section provides management’s discussion of the financial condition, changes in financial condition and results of operations of Invech Holdings, Inc. with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, and other factors all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations for Invech Holdings, Inc. — Comparison of the Years ended December 31, 2024 and 2023

Working Capital

	December 31, 2024 $	December 31, 2023 $
Current Assets	1,260	7,000
Current Liabilities	9,834	30,641
Working Capital (Deficit)	(8,574)	(23,641)

Cash Flows

	December 31, 2024 $	December 31, 2023 $
Cash Flows used in Operating Activities	(61,735)	(63,641)
Cash Flows used in Investing Activities	–	–
Cash Flows from Financing Activities	54,735	70,641
Net change in Cash During Year	–	7,000

Revenue

We had no revenues from operations during either 2024 or 2023.

Operating Expenses and Net Loss

During the year ended December 31, 2024, the Company recorded operating expenses of $60,475 compared to $64,641 during the year ended December 31, 2023, a decrease of $4,166. The decrease in operating expenses for 2024 was due to administrative expenses.

Net loss for the year ended December 31, 2024, was $60,475 as compared with $64,641 during the year ended December 31, 2023.

For the year ended December 31, 2024, the Company recorded a loss per share of $0.00 which is consistent with the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash of $0 and total assets of $1,260 compared to cash of $0 and total assets of $7,000 as of December 31, 2023.

As of December 31, 2024, the Company had total liabilities of $9,834 compared with total liabilities of $40,475 as of December 31, 2023. The Company decreased its liabilities in 2024 due to repayment of a loan to an affiliate.

As of December 31, 2024, the Company had a working capital deficit of $8,574 compared with a working capital deficit of $23,641 as of December 31, 2023.

During the year ended December 31, 2024, the Company issued 90,000,000 common shares.

Cash Flows from Operating Activities

During the year ended December 31, 2024, the Company used $61,735 of cash for operating activities compared with $63,641 of cash for operating activities during the year ended December 31, 2023.

Cash Flows from Investing Activities

During the year ended December 31, 2024, the Company received $0 of cash for investing activities compared to the incurrence of $0 from investing activities during the year ended December 31, 2023.  During fiscal 2024, the Company’s focus was on obtaining clients for its public company compliance business.

Cash Flows from Financing Activities

During the year ended December 31, 2024, the Company received $54,735 of proceeds from financing activities compared to proceeds of $70,641 during the year ended December 31, 2023.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the year ended December 31, 2024, the Company incurred a net loss of $60,475 and used cash of $61,735 for operating activities. As of December 31, 2024, the Company had a working capital deficit of $8,574 and an accumulated deficit of $307,065. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any market or interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, consisting of our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate because of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment Regarding Internal Control Over Financial Reporting

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Officers and directors and additional information concerning them are as follows:

Name	Age	Position
Rhonda Keaveney	58	President, CEO, Secretary, Treasurer, Director

Officer Bios

Rhonda Keaveney, J.D., Chief Executive Officer (age 58)

Rhonda L. Keaveney is the Founder and Managing Member of Small Cap Compliance, LLC, a securities compliance firm specializing in micro-cap public companies. Ms. Keaveney founded Small Cap Compliance, LLC in 2014 and has been her principal employment since inception. Her experience includes securities compliance, reverse mergers, custodian shells, OTC Markets filings and company reorg.

Ms. Keaveney has been appointed custodian of several public entities in her position with Small Cap Compliance, LLC. Her duties as custodian require Ms. Keaveney to rehabilitate a microcap company that is disrepair. These duties include state filings to reinstate the company, bringing the company current with their transfer agent, holding shareholder meetings, appointing officer and directors, negotiating company debt, general day to day management and compliance.

Ms. Keaveney’s experience with custodian entities is a great fit for the position of sole officer, director, and executive officer of Invech Holdings, Inc. She has extensive knowledge of microcap companies that require regulatory compliance. Ms. Keaveney has experience in drafting registration statements (S-1 and Form 10) and regulatory compliance (Edgar filings, OTC Markets filings, FINRA corporate actions, internal company controls, daily management of public companies).

Ms. Keaveney has worked in the public company industry for over 20 years and has extensive experience in rehabilitating administratively abandoned public companies and mergers and acquisitions.

Ms Keaveney started in the industry as stockbroker in 1993, Series 7 and 63 licensed. After working for several boutique brokerage firms, she moved into the role of compliance officer in 1996, holding a Series 24 license and managed brokers for mutual fund and annuity companies.

After her role as compliance officer, Ms. Keaveney held the position of COO for an OTCBB company, MotorSports Emporium, Inc., from 2005 through 2008. She managed the financial accounting department and maintained SEC compliance for the company. Since then, she has acted as Interim CEO for several OTC Pinks companies and assisted in reorganization of these entities.

Ms. Keaveney also holds a Juris Doctor degree and worked as an independent contractor for the State of Arizona in 2013. She was assigned to state appointed attorneys and assisted in preparation and trying of cases.

Currently Ms. Keaveney is CEO, Director, Secretary and Treasurer of the following custodian companies. Ms. Keaveney was appointed as custodian through her company Small Cap Compliance, LLC. The custodianships have been terminated for all companies listed below.

Alldigital Holdings, Inc. Custodian appointment November 21, 2024, and termination date February 25, 2025

Adsouth Partners, Inc. Custodian appointment June 21, 2023, termination date September 5, 2023, Ms. Keaveney is on the board of directors.

XSport Global, Inc. Custodian termination date March 29, 2022

Invech Holdings, Inc. (non-custodian entity, purchased control block of stock on 1/21/2023.

Item 11.	Executive Compensation

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended December 31, 2024, and 2023:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings
Rhonda Keaveney	01/2023 thru present	0	0	0	0	0	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2024, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Small Cap Compliance, LLC*	300,000 Series A Convertible Preferred Stock**	100%
P.O Box 26496 Scottsdale, AZ 85255	91,000,000 Restricted Common Stock	90%

Name and Address of Management Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

Small Cap Compliance, LLC*	300,000 Series A Convertible Preferred Stock**	100%
PO Box 26496 Scottsdale, AZ 85255	91,000,000 Restricted Common Stock	90%

Collective Management Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

Officer & Director, Rhonda Keaveney*	0 shares	0

*Rhonda Keaveney is the sole owner of Small Cap Compliance, LLC and sole officer and director of Invech Holdings, Inc.

**Represents majority control

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The Company has not issued any equity compensation any officer or director.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Regulation S-K, Item 4, Section C require the disclosure of transactions with related persons since the beginning of the registrant’s last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

We have one outstanding loan with the following related persons:

The company borrowed $61,735 from Small Cap Compliance, LLC to pay company debt which includes transfer agent fees and accounting fees.

SCC is the majority shareholder of Invech Holdings, Inc. and Rhonda Keaveney, our Company’s sole officer and director, is also the owner of SCC.

This loan bears no interest, is not convertible into the Company’s stock, has no maturity date and is payable upon demand.

On November 22, 2024, 90,000,000 shares of restricted common stock were issued to Small Cap Compliance, LLC. The shares were issued to pay off any monies loaned to the Company up until, and through, this date.

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing financials statements on 10-K under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i) State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options, or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

(ii) As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Small Cap Compliance, LLC is not considered a promoter under the meaning of Securities Act Rule 405(1)(ii).

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

At the time SCC purchased the control block of Preferred A Stock, IVHI was a shell company. In accordance with S-K 404(c)(2) paragraphs (c)(1)(i) and (c)(1)(ii), the following information is being disclosed. However, as discussed below, IVHI is no longer considered a shell company.

Rhonda Keaveney has been appointed as custodian to many companies in the states of Nevada, Wyoming, Colorado, and Florida. As custodian, Ms. Keaveney, through her company, Small Cap Compliance, LLC has rehabilitated many companies, including IVHI. The only potential conflict in working with, and acting as officer and director, of multiple companies is the amount of time Ms. Keaveney must spend on the daily operations of each company. The custodian companies have no operations. Ms. Keaveney reinstates each company with its state of domicile, files Form 10s or OTC Markets financial statements, pays certain outstanding company bills and searches for a suitable merger candidate or business combination for each company.

The potential for conflict is low but not zero. Ms. Keaveney does not employ investor relations firms to promote any of her companies and focuses on making each company compliant with relevant regulatory agencies. The investors should be aware that Small Cap Compliance, LLC is the majority shareholder for each company and Ms. Keaveney is the only officer, director, and executive director for IVHI. These companies have usually been abandoned and the stock is illiquid. The investors could lose some or all their investment due to these factors.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Rhonda Keaveney is our CEO and President. She is not deemed to be independent under applicable rules. We have not established any committees of the Board of Directors. We have only one individual serving as director, officer, and executive officer.

IVHI is no longer a shell company as discussed in detail in Item 2. We are incurring material operating expenses and development expenses relating to regulatory compliance for public companies and marketing our services. In addition, we have incurred material expenses in the operation of our business, such as travel costs, audit expenses, and so forth. These, and other elements of our operating status show that we indeed are and have “engaged in activities that are, at a minimum, sufficient to manifest a strong commitment to developing a legitimate business.” It is our assertion that since January 21, 2023, IVHI has not been a shell company.

Regulation S-K, Item 404(d)(1) requires that small reporting companies, as defined by § 229.10(f)(1), disclose the acquisition of an entity as it related to a related-party transaction.

Ms. Keaveney is sole shareholder and sole officer and director of Invech Consulting Corporation (“ICC”). IVHI executed a consulting service agreement with ICC.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Item 14.	Principal Accounting Fees and Services

Michael Gillespie & Associates, PLLC (“MG”) served as the Company’s independent auditor for the year ended December 31, 2024.

The following table presents fees billed for professional audit services rendered by MG and Ben Borgers in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2024. The fees billed to the IVHI by MG during 2024 were the following:

	December 31,	December 31,
	2023	2023
ASSETS
Audit Fees	$40,000	$30,000
Audit Related Fees (auditor admin. Fees)	1,000	3,000
Tax Fees	–	–
All Other Fees	9,666	8,820
Total Fees	$50,666	$41,820

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in our Quarterly Reports on Form 10 and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No.	Description
5.1	Board Minutes for Issuance of Shares to Small Cap Compliance, LLC

19.1	Insider Trading Policy

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

Item 16.	Form 10-K Summary

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2025.

INVECH HOLDINGS, INC.

By:	/s/ Rhonda Keaveney
Rhonda Keaveney Chief Executive Officer

INVECH HOLDINGS, INC.

TABLE OF CONTENTS

(Audited)

28

Report of Independent Registered Public Accounting Firm

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Invech Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Invech Holdings, Inc. as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the restated financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement to Correct 2023

As discussed in Note 7 to the financial statements, the 2023 balance sheet has been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

February 24, 2025

INVECH HOLDINGS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS		(Restated)
Current Assets:

Cash	$–	$7,000
Prepaid	1,260	–

Total Assets	$1,260	$7,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to a related party	$–	$30,641
Due to a former related party	4,443	4,443
Accruals	5,391	5,391
Total Liabilities	9,834	40,475

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 100,521,335 and 10,521,335 shares issued and outstanding, respectively	100,521	10,521
Additional paid-in capital	197,670	202,294
Accumulated deficit	(307,065)	(246,590)
Total Stockholders’ Deficit	(8,574)	(33,475)

Total Liabilities and Stockholders’ Deficit	$1,260	$7,000

The accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Operating Expenses:
General and administrative expenses	$60,475	$64,641
Total operating expenses	60,475	64,641

Loss from operations	(60,475)	(64,641)

Net loss before income taxes	(60,475)	(64,641)

Income tax expense	–	–

Net loss	$(60,475)	$(64,641)

Loss per share– basic and diluted	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	20,384,349	9,776,130

The accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	110,000	$110	9,521,335	$9,521	$162,484	$(181,949)	$(9,834)
Preferred shares cancelled	(110,000)	(110)	–	–	110	–	–
Preferred shares sold for cash – related party	300,000	300	–	–	39,700	–	40,000
Common stock issued for consulting – related party	–	–	1,000,000	1,000	–	–	1,000
Net loss	–	–	–	–	–	(64,641)	(64,641)
Balance at December 31, 2023	300,000	300	10,521,335	10,521	202,294	(246,590)	(33,475)
Common stock issued for debt – related party	–	–	90,000,000	90,000	(4,624)	–	85,376
Net loss	–	–	–	–	–	(60,475)	(60,475)
Balance at December 31, 2024	300,000	$300	100,521,335	$100,521	$197,670	$(307,065)	$(8,574)

The accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,475)	$(64,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	–	1,000
Changes in assets and liabilities:
Prepaid	(1,260)	–

Net cash used in operating activities	(61,735)	(63,641)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related party	54,735	30,641
Preferred stock sold for cash – related party	–	40,000
Net cash provided by financing activities	54,735	70,641

Net change in cash	(7,000)	7,000

Cash, beginning of year	7,000	–

Cash, end of year	$–	$7,000

Disclosure of non-cash financing activity:
Common stock issued for debt – related party	$85,376	$–

Accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

Notes to the Financial Statements

December 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and are reported in United States dollars.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of ASC 718, Compensation - Stock Compensation, which establishes that equity awards issued to employees and non-employees for services are valued at the grant date fair value of the equity award. An expense is recognized over the requisite service or vesting period. The fair value of stock options issued as compensation shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in ASC 718.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and 2023.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of December 31, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

On March 3, 2023, the Company cancelled the 110,000 Series A that were issued and outstanding as of December 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, SCC advanced the Company $30,641 to pay for general operating expenses. During the year ended December 31, 2024, SCC advance the Company an additional $54,735, for a total due of $85,376. The advance is non-interest bearing and due on demand. On November 22, 2024, SCC converted the $85,376 due to them into 90,000,000 shares of common stock

During the year ended December 31, 2023, the Company granted 1,000,000 shares of common stock to SCC for consulting services, for total non-cash expense of $1,000.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following December 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$(12,700)	$(13,600)
Change in valuation allowance	12,700	13,600
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$(64,500)	$(51,800)
Less: valuation allowance	64,500	51,800
Net deferred tax asset	$–	$–

At December 31, 2024, the Company had net operating loss carry forwards of approximately $64,500 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2024 or 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC 740, Income Taxes, provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2018 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements for the year ended December 31, 2023, have been restated to make adjustments to the balance sheet accounts as described below.

As of December 31, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$7,000	$–		$7,000
Total Assets	$7,000	$–		$7,000

Current Liabilities:
Due to related party	$30,641	$–		$30,641
Due to a former related party	–	4,443	(1)	4,443
Accruals	–	5,391	(2)	5,391
Total Liabilities	30,641	9,834		40,475

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–		–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 shares issued and outstanding	300	–		300
Common stock, $0.001 par value; 500,000,000 shares authorized, 10,521,335 shares issued and outstanding	2,195	8,326	(3)	10,521
Additional paid-in capital	215,063	(12,769)	(1)(3)	202,294
Accumulated deficit	(241,199)	(5,391)	(2)	(246,590)
Total Stockholders’ Deficit	(23,641)	(9,834)		(33,475)
Total Liabilities and Stockholders’ Deficit	$7,000	$–		$7,000

(1)	– Add back related party debt previously written off.
(2)	– Add back accruals previously written off.
(3)	– Adjust for par value of outstanding shares.
(4)	– Adjust for par value of outstanding shares.
(5)	– Record additional audit fees.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

Subsequent to December 31, 2024, SCC advanced the Company $6,463 to pay for general operating expenses.

