Form 10-Q
period 2025-03-31
Invech Holdings, Inc.
filed 2025-05-12
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-25553

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

As of May 8, 2025, there were 100,521,335 shares outstanding of the registrant’s Common Stock.

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash	$–	$–
Prepaid	3,750	1,260

Total Assets	$3,750	$1,260

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Due to a related party	$33,867	$–
Due to a former related party	4,443	4,443
Accruals	5,391	5,391
Total Liabilities	43,701	9,834

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 100,521,335 and 100,521,335 shares issued and outstanding, respectively	100,521	100,521
Additional paid-in capital	197,670	197,670
Accumulated deficit	(338,442)	(307,065)
Total Stockholders’ Deficit	(39,951)	(8,574)

Total Liabilities and Stockholders' Deficit	$3,750	$1,260

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Expenses:
General and administrative expenses	$31,377	$29,617
Total operating expenses	31,377	29,617

Loss from operations	(31,377)	(29,617)

Net loss before income taxes	(31,377)	(29,617)

Income tax expense	–	–

Net loss	$(31,377)	$(29,617)

Loss per share– basic and diluted	$(0.00)	$(0.01)

Weighted average shares – basic and diluted	100,521,335	10,521,335

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	300,000	$300	100,521,335	$100,521	$197,670	$(307,065)	$(8,574)
Net loss	–	–	–	–	–	(31,377)	(31,377)
Balance at March 31, 2025	300,000	$300	100,521,335	$100,521	$197,670	$(338,442)	$(39,951)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	300,000	$300	10,521,335	$10,521	$202,294	$(246,590)	$(33,475)
Net loss	–	–	–	–	–	(29,617)	(29,617)
Balance at March 31, 2024	300,000	$300	10,521,335	$10,521	$202,294	$(276,207)	$(63,092)

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(31,377)	$(29,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid	(2,490)	–

Net cash used in operating activities	(33,867)	(29,617)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related party	33,867	22,617
Net cash provided by financing activities	33,867	22,617

Net change in cash	–	(7,000)

Cash, beginning of period	–	7,000

Cash, end of period	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

Notes to the Financial Statements

March 31, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2025 and 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of March 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 - PREFERRED STOCK

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, SCC advanced the Company $33,867 to pay for general operating expenses. The advance is non-interest bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

Subsequent to March 31, 2025, SCC advanced the Company $182 to pay for general operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended March 31, 2025, and 2043, and the notes thereto.

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

Results of Operations for the Three Months Ended March 30, 2025, and 2024

Revenue

For the three months ended March 31, 2025, and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 were $31,377 compared to $29,618 for the three months ended March 31, 2024, an increase of $1,759.

Operating expenses increased in 2024 due to a decrease in professional fees and other general and administrative fees incurred for this period.

Net Loss

For the three months ended March 31, 2025, the Company had a net loss of $31,377 compared to the three months ended March 31, 2024 of a net loss of $29,617.

The net loss resulted from increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had $0 in cash and a working capital deficit of $39,951.

Operating Activities

For three months ended March 31, 2025, we used $33,867 in operating activities as compared to $22,617 for the three months ended March 31, 2024.

Investing Activities

No investing activities occurred during the three months ended March 31, 2025, and 2024.

Financing Activities

During the three months ended March 31, 2025, the Company received advances of $33,867 from a related party for working capital purposes. During the three months ended March 31, 2024, the Company received advances of $22,617 from a related party for working capital purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending March 31, 2025, we are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2024 10-K financial reporting statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Board Minutes for 90,000,000 Issuance*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2025	Invech Holdings, Inc.

	By:	/s/ Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

