Form 10-Q
period 2025-09-30
Invech Holdings, Inc.
filed 2025-10-20
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of September 30, 2025, there were 100,521,335 shares outstanding of the registrant’s Common Stock.

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$–	$–
Prepaid	3,750	1,260

Total Assets	$3,750	$1,260

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Due to a related party	$50,447	$–
Due to a former related party	–	4,443
Accruals	5,391	5,391
Total Liabilities	55,838	9,834

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 100,521,335 and 100,521,335 shares issued and outstanding, respectively	100,521	100,521
Additional paid-in capital	202,113	197,670
Accumulated deficit	(355,022)	(307,065)
Total Stockholders’ Deficit	(52,088)	(8,574)

Total Liabilities and Stockholders' Deficit	$3,750	$1,260

Accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Expenses:
General and administrative expenses	$9,077	$5,647	$47,957	$51,423
Total operating expenses	9,077	5,647	47,957	51,423

Loss from operations	(9,077)	(5,647)	(47,957)	(51,423)

Net Loss	$(9,077)	$(5,647)	$(47,957)	$(51,423)

Loss per share– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	10,521,335	10,521,335	10,521,335	10,521,335

Accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	300,000	$300	100,521,335	$100,521	$197,670	$(307,065)	$(8,574)
Net loss	–	–	–	–	–	(31,377)	(31,377)
Balance at March 31, 2025	300,000	300	100,521,335	100,521	197,670	(338,442)	(39,951)
Net loss	–	–	–	–	–	(7,503)	(7,503)
Balance at June 30, 2025	300,000	300	100,521,335	100,521	197,670	(345,945)	(47,454)
Forgiveness of related party debt	–	–	–	–	4,443	–	4,443
Net loss	–	–	–	–	–	(9,077)	(9,077)
Balance at September 30, 2025	300,000	$300	100,521,335	$100,521	$202,113	$(355,022)	$(52,088)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023 (Restated)	300,000	$300	10,521,335	$10,521	$202,294	$(246,590)	$(33,475)
Net loss	–	–	–	–	–	(29,617)	(29,617)
Balance at March 31, 2024	300,000	300	10,521,335	10,521	202,294	(276,207)	(63,092)
Net loss	–	–	–	–	–	(16,159)	(16,159)
Balance at June 30, 2024	300,000	300	10,521,335	10,521	202,294	(292,366)	(79,251)
Net loss	–	–	–	–	–	(5,647)	(5,647)
Balance at September 30, 2024	300,000	$300	10,521,335	$10,521	$202,294	$(298,013)	$(84,898)

Accompanying notes are an integral part of these unaudited financial statements

INVECH HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,957)	$(51,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid	(2,490)	(3,150)

Net cash used in operating activities	(50,447)	(54,573)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related party	50,447	47,573
Net cash provided by financing activities	50,447	47,573

Net change in cash	–	(7,000)

Cash, beginning of period	–	7,000

Cash, end of period	$–	$–

Accompanying notes are an integral part of these unaudited financial statements.

INVECH HOLDINGS, INC.

Notes to the Financial Statements

September 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared by the Company without audit and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which in management’s opinion are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending September 30, 2025.

The results for the six months ended September 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2025 and 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of September 30, 2025.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of September 30, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, SCC advanced the Company $50,447, to pay for general operating expenses. The advance is non-interest bearing and due on demand.

On September 11, 2025, the Company and a prior related party executed a Cancellation of Debt for the outstanding amount due of $4,443. The $4,443 has been credited to additional paid in capital.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended September 30, 2025, and 2024, and the notes thereto.

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

During the nine months ended September 30, 2025, SCC advanced the Company $50,447 to pay for general operating expenses. The advance is non-interest bearing and due on demand.

On September 11, 2025 Robert Chin, former officer and director, signed a Cancellation of Debt Agreement to cancel $4,443 and any accrued interest incurred.

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

Results of Operations for the Nine Months Ended September 30, 2025, and 2024

Revenue

For the nine months ended September 30, 2025, and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2025, were $9,077 compared to $5,647 for the three months ended September 30, 2024, an increase of $3,430.

Operating expenses increased in 2025 due to a decrease in professional fees and other general and administrative fees incurred for this period.

Net Loss

For the nine months ended September 30, 2025, the Company had a net loss of $47,957 compared to the nine months ended September 30, 2024, of a net loss of $51,423.

The net loss resulted from increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2025, we had $0 in cash and a working capital deficit of $52,088.

Operating Activities

For nine months ended September 30, 2025, we used net cash of $50,447 in operating activities as compared to $54,573 for the nine months ended September 30, 2024.

Investing Activities

No investing activities occurred during the three months ended September 30, 2025, and 2024.

Financing Activities

During the nine months ended September 30, 2025, the Company received advances of $50,447 from a related party for working capital purposes. During the nine months ended September 30, 2024, the Company received advances of $47,573 from a related party for working capital purposes.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending September 30, 2025, we are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2024 10-K financial reporting statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1	Debt Cancellation Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20 , 2025	Invech Holdings, Inc.

	By:	/s/ Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

