Form 10-K
period 2025-12-31
Invech Holdings, Inc.
filed 2026-01-20
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of January 16, 2026, there were 100,521,335 shares outstanding of the registrant’s common stock.

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

i

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

On September 10, 2023, IVHI executed a Consulting Service Agreement (“Agreement”) with Invech Consulting Corporation (“ICC’) whereby ICC will market IVHI to prospective clients and draft the documents for public company compliance in exchange for 1,000,000 shares of the Company’s restricted common stock. As of this filing, no shares have been issued.

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

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2025, and 2024 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

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

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities, and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have a small operation and continued implementation of our business model is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories in additional to our marketing efforts, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. The success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC reporting company. The Company is currently a small business and has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we will incur in connection with being a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $50,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

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

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to grow our business

Our management has extensive experience when acting in the officer and director capacity, however we will need to hire additional personnel, and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and continue our business model.

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

Our Company is a fully reporting entity and currently listed as OTCID on the OTC Markets platform

Our stock quote is currently listed on OTC Markets. The market for our stock is uncertain at this time. Our stock is eligible for proprietary broker-dealer quotations meaning it is Proprietary Quote Eligible (“PQE”) and a Piggyback Qualified security. As such, IVHI stock is one that meets the requirements of the piggyback exception under SEC Rule 15c2-11 and therefore is PQE - “Piggyback” refers to broker-dealers being permitted to rely on the existing quotations of another broker-dealer that initially complied with the information review requirement of the Rule. To qualify for this exception, (1) securities must have at least a one-way, priced, proprietary quotation (bid or ask) within the past four business days; and (2) certain information must be current and publicly available or timely filed. However, the exception does not apply to securities of shell companies after a prescribed period of time, and securities subject to an SEC trading suspension order are ineligible under the exception until sixty (60) calendar days after the expiration such order.

IVHI’s PQE and Piggyback Qualified status was confirmed via a 15c2-11 filing that was deemed effective by FINRA on September 8, 2025.

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

There is presently a limited public market for our securities

Our stock is illiquid and an active market may never develop. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 and concluded as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2025 The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses our internal control over financial reporting, which are common to many small companies: (1) lack of sufficient personnel commensurate with the Company’s reporting requirements; (2) the Company did not consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives; and (3) insufficient written documentation or training of internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions (4) the Company has only one officer and director.

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

Fiscal Year 2025	HIGH	LOW
First Quarter (Jan. 1, 2025 – March 31, 2025)	$.0176	$.015
Second Quarter (April 1, 2025– June 30, 2025)	.0176	.0176
Third Quarter (July 1, 2025 – Sept. 30, 2025)	.025	.0176
Fourth Quarter (Oct. 1, 2025 – Dec. 31, 2025)	6.00	.025
Fiscal Year 2024
First Quarter (Jan. 1, 2024 – March 31, 2024)	$1.01	$.003
Second Quarter (April 1, 2024– June 30, 2024)	.0056	.003
Third Quarter (July 1, 2024 – Sept. 30, 2024)	.015	.0056
Fourth Quarter (Oct. 1, 2024 – Dec. 31, 2024)	.015	.015

Holders

(b) Holders.

As of January 16, 2026, there are approximately 292 holders of an aggregate of 100,521,335 shares of our Common Stock issued and outstanding.

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

Common Stock

We are authorized to issue 500,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended December 31, 2025, there were 100,521,335 shares of Common Stock issued and outstanding.

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

Results of Operations for Invech Holdings, Inc. — Comparison of the Years ended December 31, 2025 and 2024

Working Capital

	December 31, 2025 $	December 31, 2024 $
Current Assets	1,500	1,260
Current Liabilities	63,649	9,834
Working Capital (Deficit)	(62,149)	(8,574)

Cash Flows

	December 31, 2025 $	December 31, 2024 $
Cash Flows used in Operating Activities	(58,258)	(61,735)
Cash Flows used in Investing Activities	–	–
Cash Flows from Financing Activities	58,258	54,735
Net change in Cash During Year	–	–

Revenue

We had no revenues from operations during either 2025 or 2024.

Operating Expenses and Net Loss

During the year ended December 31, 2025, the Company recorded operating expenses of $58,018 compared to $60,475 during the year ended December 31, 2023, a decrease of $2,457. The decrease in operating expenses for 2025 was due to administrative expenses.

Net loss for the year ended December 31, 2025, was $58,018 as compared with $60,475 during the year ended December 31, 2024.

For the year ended December 31, 2025, the Company recorded a loss per share of $0.00 which is consistent with the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $0 and total assets of $1,500 compared to cash of $0 and total assets of $1,260 as of December 31, 2024.

As of December 31, 2025, the Company had total liabilities of $63,649 compared with total liabilities of $9,834 as of December 31, 2024. The Company increased its liabilities in 2025 due to operating expenses.

As of December 31, 2025, the Company had a working capital deficit of $62,149 compared with a working capital deficit of $8,574 as of December 31, 2024.

During the year ended December 31, 2025, the Company issued 0 common shares.

Cash Flows from Operating Activities

During the year ended December 31, 2025, the Company used $58,258 of cash for operating activities compared with $61,735 of cash for operating activities during the year ended December 31, 2024.

Cash Flows from Investing Activities

During the year ended December 31, 2025, the Company received $0 of cash for investing activities compared to the incurrence of $0 from investing activities during the year ended December 31, 2024.  During fiscal 2025, the Company’s focus was on obtaining clients for its public company compliance business.

Cash Flows from Financing Activities

During the year ended December 31, 2025, the Company received $58,258 of proceeds from financing activities compared to proceeds of $54,735 during the year ended December 31, 2024.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. During the year ended December 31, 2025, the Company incurred a net loss of $58,018 and used cash of $58,258 for operating activities. As of December 31, 2025, the Company had a working capital deficit of $62,149 and an accumulated deficit of $365,083. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The audited financial statements included in this Form 10-K does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any market or interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

The following table sets forth, as of December 31, 2025, the number of shares of common stock owned of record and beneficially by our executive officer, director and persons who beneficially own more than 5% of the outstanding shares of our common stock.

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

Michael Gillespie & Associates, PLLC (“MG”) served as the Company’s independent auditor for the year ended December 31, 2024.

The following table presents fees billed for professional audit services rendered by Michael Gillespie & Associates, PLLC in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2025.

	December 31,	December 31,
	2025	2024
ASSETS
Audit Fees	$15,000	$40,000
Audit Related Fees (auditor admin. Fees)	–	1,000
Tax Fees	–	–
All Other Fees	27,194.50	9,666
Total Fees	$42,194.50	$60,666

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

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 2026.

INVECH HOLDINGS, INC.

By:	/s/ Rhonda Keaveney
Rhonda Keaveney Chief Executive Officer

INVECH HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

30

Report of Independent Registered Public Accounting Firm

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Invech Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Invech Holdings, Inc. as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the restated financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

January 16, 2026

INVECH HOLDINGS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:

Cash	$–	$–
Prepaid	1,500	1,260

Total Assets	$1,500	$1,260

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Due to a related party	$58,258	$–
Due to a former related party	–	4,443
Accruals	5,391	5,391
Total Liabilities	63,649	9,834

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 100,521,335 and 100,521,335 shares issued and outstanding, respectively	100,521	100,521
Additional paid-in capital	202,113	197,670
Accumulated deficit	(365,083)	(307,065)
Total Stockholders’ Deficit	(62,149)	(8,574)

Total Liabilities and Stockholders' Deficit	$1,500	$1,260

The accompanying notes are an integral part of these financial statements.

F-2

INVECH HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Operating Expenses:
General and administrative expenses	$58,018	$60,475
Total operating expenses	58,018	60,475

Loss from operations	(58,018)	(60,475)

Net Loss	$(58,018)	$(60,475)

Loss per share– basic and diluted	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	100,521,335	20,384,349

The accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	300,000	$300	10,521,335	$10,521	$202,294	$(246,590)	$(33,475)
Common stock issued for debt – related party	–	–	90,000,000	90,000	(4,624)	–	85,376
Net loss	–	–	–	–	–	(60,475)	(60,475)
Balance at December 31, 2024	300,000	300	100,521,335	100,521	197,670	(307,065)	(8,574)
Forgiveness of related party debt	–	–	–	–	4,443	–	4,443
Net loss	–	–	–	–	–	(58,018)	(58,018)
Balance at December 31, 2025	300,000	$300	100,521,335	$100,521	$202,113	$(365,083)	$(62,149)

The accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(58,018)	$(60,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid	(240)	(1,260)

Net cash used in operating activities	(58,258)	(61,735)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related party	58,258	54,735
Net cash provided by financing activities	58,258	54,735

Net change in cash	–	(7,000)

Cash, beginning of year	–	7,000

Cash, end of year	$–	$–

Disclosure of non-cash financing activity:
Common stock issued for debt – related party	$–	$85,376
Forgiveness of related party debt	$4,443	$–

Accompanying notes are an integral part of these financial statements.

INVECH HOLDINGS, INC.

Notes to the Financial Statements

December 31, 2025

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2025 and 2024.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2025 and 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of December 31, 2025 and 2024.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of December 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, SCC advanced the Company $30,641 to pay for general operating expenses. During the year ended December 31, 2024, SCC advance the Company an additional $54,735, for a total due of $85,376. The advance was non-interest bearing and due on demand. On November 22, 2024, SCC converted the $85,376 due to them into 90,000,000 shares of common stock

During the year ended December 31, 2025, SCC advanced the Company $58,258, to pay for general operating expenses. The advance is non-interest bearing and due on demand.

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

The provision for Federal income tax consists of the following December 31:

	2025	2024
Federal income tax benefit attributable to:
Current Operations	$(12,180)	$(12,700)
Change in valuation allowance	12,180	12,700
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$(76,680)	$(64,500)
Less: valuation allowance	76,680	64,500
Net deferred tax asset	$–	$–

At December 31, 2025, the Company had net operating loss carry forwards of approximately $76,680 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2025 or 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC 740, Income Taxes, provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2022 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

