Form 10-Q
period 2026-03-31
Invech Holdings, Inc.
filed 2026-05-12
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-25553

INVECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-4348617
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1603 Capitol Ave.

Suite 413 PMB 1777

Cheyenne, WY 82001

(Address of Principal Executive Offices) (Zip Code)

(302) 553-5205

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IVHI	OTC Pink Market

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

As of May 12, 2026, there were 106,700,968 shares outstanding of the registrant’s Common Stock.

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$100	$–
Prepaid	67,500	1,500

Total Current Assets	67,600	1,500

Other Assets
Intangible assets	450,000	–

Total Assets	$517,600	$1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$3,181	$–
Due to a related party	29,255	58,258
Accruals	5,391	5,391
Notes payable	470,000	–
Total Liabilities	507,827	63,649

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized	–	–
Series A Preferred stock, $0.001 par value; 1,000,000 shares designated; 300,000 and 300,000 shares issued and outstanding, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 100,959,932 and 100,521,335 shares issued and outstanding, respectively	100,960	100,521
Common stock to be issued	90,000	–
Additional paid-in capital	302,909	202,113
Accumulated deficit	(484,396)	(365,083)
Total Stockholders’ Deficit	9,773	(62,149)

Total Liabilities and Stockholders' Deficit	$517,600	$1,500

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Expenses:
General and administrative expenses	$66,773	$28,813
Professional fees	52,540	2,564
Total operating expenses	119,313	31,377

Loss from operations	(119,313)	(31,377)

Net loss before income taxes	(119,313)	(31,377)
Income tax expense	–	–
Net Loss	$(119,313)	$(31,377)

Loss per share– basic and diluted	$(0.00)	$(0.00)

Weighted average shares – basic and diluted	100,662,661	100,521,335

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	To be Issued	Deficit	Deficit
Balance at December 31, 2025	300,000	$300	100,521,335	$100,521	$202,113	$–	$(365,083)	$(62,149)
Shares issued for services	–	–	–	–	–	90,000	–	90,000
Shares issued for services	–	–	438,597	439	52,193	–	–	52,632
Forgiveness of debt – related party	–	–	–	–	48,603	–	–	48,603
Net loss	–	–	–	–	–	–	(119,313)	(119,313)
Balance at March 31, 2026	300,000	$300	100,959,932	$100,960	$302,909	$90,000	$(484,396)	$9,773

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	300,000	$300	100,521,335	$100,521	$197,670	$(307,065)	$(8,574)
Net loss	–	–	–	–	–	(31,377)	(31,377)
Balance at March 31, 2025	300,000	$300	100,521,335	$100,521	$197,670	$(338,442)	$(39,951)

Accompanying notes are an integral part of these unaudited condensed financial statements

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(119,313)	$(31,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	75,132	–
Changes in assets and liabilities:
Prepaid	1,500	(2,490)
Accounts payable	3,181	–
Net cash used in operating activities	(39,500)	(33,867)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances – related parties	39,600	33,867
Net cash provided by financing activities	39,600	33,867

Net change in cash	100	–

Cash, beginning of period	–	–

Cash, end of period	$100	$–

Supplemental Non-Cash Disclosure:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental non-cash disclosure:
Common stock issued for intangible asset	$450,000	$–
Common stock issued for prepaid expenses	$67,500	$–
Forgiveness of debt – related party	$48,603	$–

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2026

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

With the change of control, the Company was moving in a new direction, specializing in drafting regulatory documents and consulting for public companies. Services included FINRA corporate filings, drafting incorporation and corporate documents, drafting OTC Markets Disclosure Statements, and general public company compliance. The Company acted as an outside consulting firm for these services.

On February 17, 2026, the Company’s majority shareholder, Small Cap Compliance, LLC entered into a Stock Purchase Agreement with Alexander M. Woods-Leo. As per the terms of the Agreement, Small Cap Compliance, LLC sold its control block of stock (300,000 shares of Convertible Series A Preferred Stock and 90,000,000 shares of restricted Common Stock) for the purchase price of $350,000. That same day the Company accepted the resignation of Rhonda Keaveney as the sole officer of the Company and as the sole member of the Company’s Board of Directors and appointed Alexander M. Woods-Leo as the sole officer and director of the Company, resulting in a change of control of the company.

The Company is now a holding company specializing in SaaS software development, corporate filings, and building businesses around developed platforms. The Company is addressing significant inefficiencies within the current rental market through its acquired SaaS platform, www.paragonrentals.ai, which was acquired on March 3, 2026 for a $450,000 convertible promissory note.

www.paragonrentals.ai is a Real Estate Rental property management Marketplace Platform that is a type of SaaS platform. The platform use case is intended for the B2B and B2C markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared by the Company without audit and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which in management’s opinion are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2026.

The results for the three months ended March 31, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Intangible Assets

The Company accounts for its intangible assets in accordance with FASB ASC Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of an intangible assets are recognized as an expense when incurred.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment Testing of Long-Lived Assets Held and Used, the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaids, accounts payables and accrued expenses and noted payable, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2026 and December 31, 2025.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2026 and 2025, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of March 31, 2026.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of March 31, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – INTANGIBLE ASSETS

On March 3, 2026, the Company entered into an Asset Purchase Agreement (the “Agreement”). As per the terms of the Agreement, the Seller sold a domain www.paragonrentals.ai and logo, code base, front end, backend, and admin panel (the “Property”) for a total purchase price of $450,000.

NOTE 5 – NOTES PAYABLE

On February 12, 2026, the Company issued a Convertible Promissory Note to SCC for $20,000. The Note is non-interest bearing, matures in twelve months and is convertible into shares of common stock at $0.01 per share.

On March 3, 2026, the Company issued a Convertible Promissory Note to Andrew Chase Cochran for $450,000 for the purchase of the intangible assets (Note 4). The Note is non-interest bearing, matures on June 3, 2026 and is convertible into shares of common stock at $0.045 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 12, 2026, SCC entered into a Cancellation of Debt Agreement with the Company. As per the terms of the Cancellation of Debt Agreement SCC forgave debt owed by Invech Holdings, Inc., for payment of company administration fees. As of February 12, 2026, the Company owed SCC $68,603 for payments paid on behalf of the Company for services provided by its vendors. SCC forgave $48,603 of the amount due, which has been credited to additional paid in capital. SCC retained $20,000 of said debt and entered into a Convertible Promissory Note (Note 5).

On March 27, 2026, the Company entered into and employment agreement with Alexander M. Woods-Leo to act as its Chief Executive Officer (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Leo shall receive a salary of $120,000 per year, plus a five percent (5%) commission on gross sales up to $150,000. The term of the Employment Agreement is “at-will” and may be terminated by either party at any time.

NOTE 7 – PREFERRED STOCK

On March 30, 2026, the Board of Directors and the sole shareholder of the Series A Preferred Stock of the Company authorized and approved an amended and restated Certificate of Designation of the Series A Preferred Stock of the Company.

The Company has authorized 5,000,000 shares of Preferred Stock, par value $0.001. 1,000,000 of those shares are designated as Series A Convertible Preferred Stock (“Series A”). The holders of the Series A Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to eighty percent (80%) of: (i) The total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

As of March 31, 2026 and December 31, 2025, there are 300,000 shares of the Series A Preferred Stock issued and outstanding.

NOTE 8 – COMMON STOCK

On February 12, 2026, the Company granted 1,200,000 shares of common stock for legal services. The shares were valued at $0.075, the closing price on the date of grant for total non-cash expense of $90,000. The expense is being recognized over the one year term of the agreement. $22,500 was expensed during the three months ended March 31, 2026, with the remaining $67,500 as a prepaid. As of March 31, 2026, the share have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

On March 2, 2026, the Company granted 438,597 shares of common stock for services. The shares were valued at $0.12, the closing price on the date of grant for total non-cash expense of $52,632.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are the following material subsequent events to disclose in these unaudited financial statements.

On April 18, 2026, the Company entered into an Asset Purchase Agreement (the “APA”) with Arpita Day (“Day”). Under the terms of the APA, Day has agreed to sell and the Company has agreed to purchase the website and total code of the sports betting platform www.sportypick.com owned by Day in exchange for 5,000,000 restricted shares of common stock of the Company.

Subsequent to March 31, 2026, the Company sold 741,036 shares of common stock for $34,202, pursuant to the terms of its Form S-1, filed with the SEC on April 2, 2026. The Company received net cash of $28,652, after deductions for legal expense and fees.

Pursuant to the terms of the Convertible Note dated March 3, 2026, with Mr. Cochran, the Note was not repaid by the May 3, 2026 maturity date and is currently in default. Mr. Cochran has indicated his intention to convert the outstanding balance of the Note into shares of the Company’s common stock during the second quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended March 31, 2026, and 2025, and the notes thereto.

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

Overview

Invech Holdings, Inc. (OTC “IVHI”) was incorporated under the laws of the State of Nevada on December 17, 1998.

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

The Eighth Judicial District Court, Clark County, Nevada awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director. Small Cap Compliance, LLC is controlled by Rhonda Keaveney, its sole member.

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

On February 17, 2026, the Company’s majority shareholder, Small Cap Compliance, LLC entered into a Stock Purchase Agreement with Alexander M. Woods-Leo. As per the terms of the Agreement, Small Cap Compliance, LLC sold its control block of stock (300,000 shares of Convertible Series A Preferred Stock and 90,000,000 shares of restricted Common Stock) for the purchase price of $350,000. That same day the Company accepted the resignation of Rhonda Keaveney as the sole officer of the Company and as the sole member of the Company’s Board of Directors and appointed Alexander M. Woods-Leo as the sole officer and director of the Company, resulting in a change of control of the company.

Our Present Business

Invech Holdings, Inc. is now a holding company specializing in SaaS software development, corporate filings, and building businesses around developed platforms. The Company is addressing significant inefficiencies within the current rental market through its acquired SaaS platform, www.paragonrentals.ai, which was acquired on March 3, 2026 for a $450,000 convertible promissory note.

Our corporate headquarters is located at 1603 Capitol Ave, Suite 413 PMB 1777, Cheyenne, WY 82001. Our telephone number is (302) 553-5205.

www.paragonrentals.ai is Real Estate Rental property management Marketplace Platform that is a type of SaaS platform. The platform use case is intended for the B2B and B2C markets.

Whereas the platform allows the seller to:

- Create a property profile

- list properties

- converse with renters

- view data and export data from properties performance

- view and export property accounting/income

- manage the booking calendar Block off dates

- subscribe for a 0% commission to platform

- Set and manage fees for the listed properties

- request payment

- accept crypto payments

- accept fiat payments

Renters can:

- Create a property profile

- low industry fee of $5 + card processing fees + tax if any

- view properties

- contact sellers

- view renting history data

- request customer support

- pay by PayPal

- pay by credit processor

- pay by crypto processor

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026, and 2025

Operating Expenses

General and administrative expenses for the three months ended March 31, 2026, were $66,773 compared to $28,813 for the three months ended March 31, 2025, an increase of $37,960 or 131.7%. In the current period the Company issued shares of common stock for total non-cash expense of $52,632. This increase in expense was offset by a decrease in public company related fees of $20,210.

Professional fees for the three months ended March 31, 2026, were $52,540 compared to $2,564 for the three months ended March 31, 2025, an increase of $49,976. The increase in the current period is due to an increase in legal fees, including non-cash expense for the granting of common stock of $22,500.

Net Loss

For the three months ended March 31, 2026, the Company had a net loss of $119,313 compared to the three months ended March 31, 2025, of a net loss of $31,377. The increase of net loss is due to the reasons discussed above.

The net loss resulted from increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had $100 in cash and a working capital deficit of $440,227.

Operating Activities

For three months ended March 31, 2026, we used net cash of $39,500 in operating activities as compared to $33,867 for the three months ended March 31, 2025.

Investing Activities

No investing activities occurred during the three months ended March 31, 2026, and 2025.

Financing Activities

During the three months ended March 31, 2026, the Company received advances of $39,600 from a related party for working capital purposes compared to $33,867 received in the prior period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. The following accounting policies are considered critical because they involve significant judgment, estimates, or assumptions that could materially affect our financial statements. The accounting for intangible assets and the potential impairment of those assets and stock based compensation. Refer to Note 2 for a more detailed discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer, who are one in the same, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending March 31, 2026, we are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2026, the Company granted 1,200,000 shares of common stock for legal services. The shares were valued at $0.075, the closing price on the date of grant for total non-cash expense of $90,000. The expense is being recognized over the one year term of the agreement. $22,500 was expensed during the three months ended March 31, 2026, with the remaining $67,500 as a prepaid. As of March 31, 2026, the share have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

On March 2, 2026, the Company granted 438,597 shares of common stock for services. The shares were valued at $0.12, the closing price on the date of grant for total non-cash expense of $52,632.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Invech Holdings, Inc. dated March 27, 2026 (4)
3.2	Amended and Restated Certificate of Designation of the Series A Preferred Stock of the Company dated March 30, 2026 (5)
10.1	Stock Purchase Agreement between Small Cap Compliance, LLC and Alexander Woods-Leo, dated February 10, 2026 (1)
10.2	Asset Purchase Agreement dated March 3, 2026, by and between the Company and Andrew Chase Cochran (2)
10.3	Convertible Promissory Note, dated March 3, 2026, by and between the Company and Andrew Chase Cochran (2)
10.4	Equity Financing Agreement between the Company and GHS Investments, LLC dated March 3, 2026 (3)
10.5	Registration Rights Agreement between the Company and GHS Investments, LLC dated March 3, 2026 (3)
10.6	Employment Agreement between the Company and Alexander M. Woods-Leo dated March 27, 2026 (4)
10.7	Finder Agreement between the Company and Craft Capital Management LLC effective March 27, 2026 (5)
10.8	Asset Purchase Agreement between the Company and Arpita Day dated April 18, 2026 (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.
(1)	Incorporated by reference to Form 8-K filed February 17, 2026.
(2)	Incorporated by reference to Form 8-K filed March 4, 2026.
(3)	Incorporated by reference to Form 8-K filed March 5, 2026.
(4)	Incorporated by reference to Form 8-K filed March 30, 2026.
(5)	Incorporated by reference to Form 8-K filed March 31, 2026.
(6)	Incorporated by reference to Form 8-K filed April 23, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2026	Invech Holdings, Inc.

	By:	/s/ Alexander M. Woods-Leo
	Name	Alexander M. Woods-Leo
	Title	Chief Executive Officer

