Form 10-Q
period 2026-06-30
Invech Holdings, Inc.
filed 2026-08-12
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 106,700,968 shares outstanding of the registrant’s Common Stock.

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2026	2025
	(Unaudited)	(Unaudited)
Current assets
Cash	$46	$0
Prepaid expense	63,650	1,500
Total current assets	63,696	1,500

Other Assets	218,584	0

Total Assets	$282,280	$1,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$29,099	$0
Due to related parties	20,454	58,258
Accruals	5,391	5,391
Notes payable	0	0
Total current liabilities	54,944	63,649

Total Liabilities	54,944	63,649

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 115,893,597 and 100,521,335 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	115,894	100,521
Additional paid-in capital	678,964	202,113
Accumulated deficit	(567,822)	(365,083)
Total stockholders' Equity	227,336	(62,149)

Total Liabilities and Stockholders' Equity	$282,280	$1,500

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales Revenues	$0	$0	$0	$0
Cost of Goods Sold	0	0	0	0
Gross Profit	0	0	0	0

Operating Expenses	71,146	7,503	190,459	38,880
Net Operating Income	(71,146)	(7,503)	(190,459)	(38,880)

Other Income (Expense)
Amortization expense	(11,416)	0	(11,416)	0
Interest expense	(864)	0	(864)	0
Total Other Income (Expense)	(12,280)	0	(12,280)	0

NET INCOME	$(83,426)	$(7,503)	$(202,739)	$(38,880)

Loss per share - basic and diluted	$(0.0007)	$(0.0007)	$(0.0019)	$(0.0037)

Weighted average shares - basic and diluted	111,310,539	10,521,335	106,789,495	$10,521,335

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2026 AND 2025

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stock	Stockholder's
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Payable	Equity

Balance -December 31, 2025	300,000	300	100,521,335	$100,521	$202,113	$(365,083)	$0	$(62,149)

Shares to be issued	–	–	–	–		–	90,000	90,000
Forgiveness of debt - related party	–	–	–	–	48,603	–	–	48,603
Stock issued for services	–	–	438,597	439	52,193	–	–	52,632
Net Profit (Loss)	–	–	–	–	–	(119,313)	–	(119,313)
Balance -March 31, 2026	300,000	300	100,959,932	$100,960	$302,909	$(484,396)	$90,000	$9,773

Stock payable issue	–	–	–	–	–	–	(90,000)	(90,000)
Stock issued for cash	–	–	1,733,665	1,734	46,705	–	–	48,439
Stock issued for debt	–	–	2,000,000	2,000	18,000	–	–	20,000
Stock issued for services	–	–	1,200,000	1,200	91,350	–	–	92,550
Stock issued for purchases	–	–	10,000,000	10,000	220,000	–	–	230,000
Net Profit (Loss)	–	–	–	–	–	(83,426)	–	(83,426)
Balance -June 30, 2026	300,000	300	115,893,597	$115,894	$678,964	$(567,822)	$0	$227,336

Balance -December 31, 2024	300,000	300	100,521,335	$100,521	$197,670	$(307,065)	$0	$(8,574)

Net Profit (Loss)	–	–	–	–	–	(31,377)	–	(31,377)
Balance -March 31, 2025	300,000	300	100,521,335	$100,521	$197,670	$(338,442)	$0	$(39,951)

Net Profit (Loss)	–	–	–	–	–	(7,503)	–	(7,503)
Balance -June 30, 2025	300,000	300	100,521,335	$100,521	$197,670	$(345,945)	$0	$(47,454)

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operations
Net (loss)	$(83,426)	$(7,503)	$(202,739)	$(38,880)
Common Stock issued for services	2,550	0	213,785	0
Amortization expense	11,416	0	11,416	0
Changes in current assets and liabilities
Prepaid expenses	3,850	0	(62,150)	(240)
Accounts payables	25,918	0	29,099	0
Net cash provided (used) by Operating activities	(39,692)	(7,503)	(10,589)	(39,120)

Cash flows from investing activities
Invested in creation of LT Assets	0	0	0	0
Net cash provided (used) by Investing activities	0	0	0	0

Cash flows from financing activities
Stock sold for cash	48,439	0	48,439	0
Related party transactions	(8,801)	7,503	(37,804)	39,120
Net cash provided (used) by Financing activities	39,638	7,503	10,635	39,120

Net Increase (Decrease) in cash	(54)	0	46	0

Cash, Beginning of Period	100	0	0	0

Cash, End of Period	$46	$0	$46	$0

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2026

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

The Company is now a holding company specializing in SaaS software development, corporate filings, and building businesses around developed platforms. The Company is addressing significant inefficiencies within the current rental market through its acquired SaaS platform, www.paragonrentals.ai, which was acquired on March 3, 2026 for a $225,000 convertible promissory note.

www.paragonrentals.ai is a Real Estate Rental property management Marketplace Platform that is a type of SaaS platform. The platform use case is intended for the B2B and B2C markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared by the Company without audit and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which in management’s opinion are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and six month period ending June 30, 2026.

The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were limited cash equivalents as of June 30, 2026 and December 31, 2025.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaids, accounts payables and accrued expenses and noted payable, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2026 and December 31, 2025.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2026 and 2025, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potentially dilutive shares would have had an anti-dilutive effect due to the Company generating a loss.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of June 30, 2026.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of June 30, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – INTANGIBLE ASSETS

On March 3, 2026, the Company entered into an Asset Purchase Agreement (the “Agreement”). As per the terms of the Agreement, the Seller sold a domain www.paragonrentals.ai and logo, code base, front end, backend, and admin panel (the “Property”) for a total purchase price of $225,000 (adjusted from $450,000 effective June 1, 2026). Amortization for the period ended June 30, 2026, was $11,250.

On April 21, 2026, the Company entered into an Asset Purchase Agreement (the “Agreement”). As per the terms of the Agreement, the Seller sold a Sports Betting platform for 5,000,000 shares of common stock of the company. Amortization for the period ended June 30, 2026, was $166.

NOTE 5 – NOTES PAYABLE

On February 12, 2026, the Company issued a Convertible Promissory Note to SCC for $20,000. The Note is non-interest bearing, matures in twelve months and is convertible into shares of common stock at $0.01 per share. 2,000,000 shares of common stock were issued to the SCC on June 23, 2026.

On March 3, 2026, the Company issued a Convertible Promissory Note to Andrew Chase Cochran for $450,000 for the purchase of the intangible assets (Note 4). The Note is non-interest bearing, matures on June 3, 2026 and is convertible into shares of common stock at $0.045 per share. On June 1, 2026, the value of the intangible assets and the note payable were reduced to $225,000, and immediately 5,000,000 shares of common stock were issued as full and complete payment.

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

As of June 30, 2026 and December 31, 2025, there are 300,000 shares of the Series A Preferred Stock issued and outstanding.

NOTE 8 – COMMON STOCK

On February 12, 2026, the Company granted 1,200,000 shares of common stock for legal services. The shares were valued at $0.075, the closing price on the date of grant for total non-cash expense of $90,000. The expense is being recognized over the one year term of the agreement. $26,350 was expensed during the three and six months ended June 30, 2026, with the remaining $63,650 shown as a prepaid.

On March 2, 2026, the Company granted 438,597 shares of common stock for services. The shares were valued at $0.12, the closing price on the date of grant for total non-cash expense of $52,632.

On March 3, 2026, the Company issued 5,000,000 shares of common stock for the purchase of Paragon Rentals, extinguishing the debt for that purchase.

On April 21, 2026, the Company issued 5,000,000 shares of common stock for the purchase of the Sports Betting platform.

Also, on April 21, 2026, the Company issued 221,705 shares of common stock for cash.

On May 7, 2026, the Company issued 519,331 shares of common stock for cash.

On May 26, 2026, the Company issued 992,629 shares of common stock for cash.

On June 23, 2026, the Company issued 2,000,000 shares of common stock to eliminate a debt carried from the former owner.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are the following material subsequent events to disclose in these unaudited financial statements.

Effective August 3, 2026, there was a Change of Control when the majority holding of Preferred Stock (100%) and 88,000,000 shares Common Stock were transferred to an new controlling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended June 30, 2026, and 2025, and the notes thereto.

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

Our Present Business

Invech Holdings, Inc. is now a holding company specializing in SaaS software development, corporate filings, and building businesses around developed platforms. The Company is addressing significant inefficiencies within the current rental market through its acquired SaaS platform, www.paragonrentals.ai, which was acquired on March 3, 2026 for a $450,000 convertible promissory note. The purchase price was lowered to $225,000 effective June 1, 2026.

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

- accept fiat payments

Renters can:

- Create a property profile

- low industry fee of $5 + card processing fees + tax if any

- view properties

- contact sellers

- view renting history data

- request customer support

- pay by PayPal

- pay by credit processor

- pay by crypto processor

Results of Operations

Results of Operations for the Three Months Ended June 30, 2026, and 2025

Operating Expenses

General and administrative expenses for the six months ended June 30, 2026, were $190,459 compared to $38,880 for the six months ended June 30, 2025, an increase of $ 151,57. In the current period the Company issued shares of common stock for total non-cash expense of $52,632. This increase in expense was offset by a decrease in public company related fees of $20,210.

Interest expense for the six months ended June 30, 2026, were $ 864 compared to $ -0- for the six months ended June 30, 2025, an increase of $864. The increase in the current period is due to interest being accrued on the amounts owed to a related party.

Amortization expense for the three and six months ended June 30, 2026, were $11,416 and $11,416.

Net Loss

For the six months ended June 30, 2026, the Company had a net loss of $202,739 compared to the six months ended June 30, 2025, of a net loss of $38,880. The increase of net loss is due mostly to increased legal fees accumulated during 2026.

The net loss resulted from increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had $46 in cash and a working capital surplus of $46.

Operating Activities

For six months ended June 30, 2026, we used net cash of $ 48,393 in operating activities as compared to $ 39,120 for the six months ended June 30, 2025.

Investing Activities

No investing activities occurred during the six months ended June 30, 2026, and 2025.

Financing Activities

During the six months ended June 30, 2026, the Company received of $48,439 from sales of common stock compared to $-0- received in the prior period.

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

Our management, consisting of our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending June 30, 2026, we are not a party to any material or legal proceedings, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Note 8 for issuances of common stock.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

______________________

The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2026	Invech Holdings, Inc.

	By:	/s/ Alexander M. Woods-Leo
	Name	Alexander M. Woods-Leo
	Title	Chief Executive Officer (through August 3, 2026)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2026	Invech Holdings, Inc.

	By:	/s/ Stephen Adair
	Name	Stephen Adair
	Title	Chief Executive Officer (from August 3, 2026)

