Form 10-Q/A
period 2026-06-30
Invech Holdings, Inc.
filed 2026-08-21
CIK 1009919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanation Note Regarding This Amendment

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q/A") of IVHI for the quarterly period ended June 30, 2026, is being filed solely to replace the financial statements included in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

Following the filing of the original Form 10-Q, the Company determined that an incorrect version of the financial statements had been inadvertently included as a result of an administrative and clerical error. Accordingly, this Form 10-Q/A amends and replaces the previously filed financial statements with the correct version.

The Company emphasizes that the inclusion of the incorrect financial statements in the original filing was unintentional and was not the result of any attempt to misstate or misrepresent the Company’s financial condition or results of operations.

Except for the replacement of the financial statements and any related revisions necessary to reflect those corrected financial statements, no other changes have been made to the original Form 10-Q. All other disclosures contained in the original filing remain unchanged and continue to be accurate as of the date of the original filing.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q filed for the quarterly period ended June 30, 2026.

2

INVECH HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INVECH HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2026	2025
	(Unaudited)	(Unaudited)
Current assets
Cash	$46	$0
Prepaid expense	63,650	1,500
Total current assets	63,696	1,500

Other Assets	218,584	0

Total Assets	$282,280	$1,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,099	$0
Due to related parties	20,454	58,258
Accruals	5,391	5,391
Notes payable	0	0
Total current liabilities	54,944	63,649

Total Liabilities	54,944	63,649

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	300	300
Common stock, $0.001 par value; 500,000,000 shares authorized, 115,893,597 and 100,521,335 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	115,894	100,521
Additional paid-in capital	678,964	202,113
Accumulated deficit	(567,822)	(365,083)
Total stockholders’ Equity	227,336	(62,149)

Total Liabilities and Stockholders’ Equity	$282,280	$1,500

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales Revenues	$0	$0	$0	$0
Cost of Goods Sold	0	0	0	0
Gross Profit	0	0	0	0

Operating Expenses	71,146	7,503	190,459	38,880
Net Operating Income	(71,146)	(7,503)	(190,459)	(38,880)

Other Income (Expense)
Amortization expense	(11,416)	0	(11,416)	0
Interest expense	(864)	0	(864)	0
Total Other Income (Expense)	(12,280)	0	(12,280)	0

NET INCOME	$(83,426)	$(7,503)	$(202,739)	$(38,880)

Loss per share - basic and diluted	$(0.0007)	$(0.0007)	$(0.0019)	$(0.0037)

Weighted average shares - basic and diluted	111,310,539	10,521,335	106,789,495	$10,521,335

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2026 AND 2025

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stock	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Payable	Equity

Balance -December 31, 2025	300,000	300	100,521,335	$100,521	$202,113	$(365,083)	$0	$(62,149)

Shares to be issued	–	–	–	–		–	90,000	90,000
Forgiveness of debt - related party	–	–	–	–	48,603	–	–	48,603
Stock issued for services	–	–	438,597	439	52,193	–	–	52,632
Net Profit (Loss)	–	–	–	–	–	(119,313)	–	(119,313)
Balance -March 31, 2026	300,000	300	100,959,932	$100,960	$302,909	$(484,396)	$90,000	$9,773

Stock payable issue	–	–	–	–	–	–	(90,000)	(90,000)
Stock issued for cash	–	–	1,733,665	1,734	46,705	–	–	48,439
Stock issued for debt	–	–	2,000,000	2,000	18,000	–	–	20,000
Stock issued for services	–	–	1,200,000	1,200	91,350	–	–	92,550
Stock issued for purchases	–	–	10,000,000	10,000	220,000	–	–	230,000
Net Profit (Loss)	–	–	–	–	–	(83,426)	–	(83,426)
Balance -June 30, 2026	300,000	300	115,893,597	$115,894	$678,964	$(567,822)	$0	$227,336

Balance -December 31, 2024	300,000	300	100,521,335	$100,521	$197,670	$(307,065)	$0	$(8,574)

Net Profit (Loss)	–	–	–	–	–	(31,377)	–	(31,377)
Balance -March 31, 2025	300,000	300	100,521,335	$100,521	$197,670	$(338,442)	$0	$(39,951)

Net Profit (Loss)	–	–	–	–	–	(7,503)	–	(7,503)
Balance -June 30, 2025	300,000	300	100,521,335	$100,521	$197,670	$(345,945)	$0	$(47,454)

Accompanying notes are an integral part of these unaudited condensed financial statements.

INVECH HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)

Cash flows from operations
Net (loss)	$(202,739)	$(38,880)
Common Stock issued for services	145,182	–
Stock issued for debt	20,000	–
Stock issued for forgiveness of debt	48,603	–
Amortization expense	11,416	–
Changes in current assets and liabilities
Prepaid expenses	(62,150)	(240)
Accounts payables	29,099	0
Net cash provided (used) by Operating activities	(10,589)	(39,120)

Cash flows from financing activities
Stock sold for cash	48,439	0
Related party transactions	(37,804)	39,120
Net cash provided (used) by Financing activities	10,635	39,120

Net Increase (Decrease) in cash	46	0

Cash, Beginning of Period	0	0

Cash, End of Period	$46	$0

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

Intangible Assets

The Company accounts for its intangible assets in accordance with FASB ASC Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of intangible assets are recognized as an expense when incurred.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated deficit as of June 30, 2026 of $(567,822) and positive working capital of $8,782. For the six months ended June 30, 2026, the Company had a net loss of $(202,739) and for the six months ended June 30, 2025 a loss of $(38,880). Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to expand operations and generate revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy and plan of operation to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

On March 3, 2026, the Company issued a Convertible Promissory Note to Andrew Chase Cochran for $450,000 for the purchase of the intangible assets (Note 4). The Note is non-interest bearing, matures on June 3, 2026, and is convertible into shares of common stock at $0.045 per share. On June 1, 2026, the value of the intangible assets and the note payable were reduced to $225,000, and immediately 5,000,000 shares of common stock were issued as full and complete payment.

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

As of June 30, 2026, and December 31, 2025, there are 300,000 shares of the Series A Preferred Stock issued and outstanding.

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

Effective August 3, 2026, there was a Change of Control when the majority holding of Preferred Stock (100%) and 88,000,000 shares Common Stock were transferred to a new controlling interest.

On July 17, 2026, the registrant’s majority shareholder, Alexander M. Woods-Leo, entered into a Stock Purchase Agreement (the “Agreement”) with Stephen Ken Adair (the “Buyer”). As per the terms of the Agreement, Mr. Woods-Leo agreed to sell his control block of stock, 88,000,000 shares of Common Stock and 300,000 shares of Series A Preferred Stock, for the purchase price of $290,000. The Agreement was fully executed on July 17, 2026. As a condition of the closing, the Company’s Paragon Assets were spun out to Mr. Woods-Leo,

In connection with the change of control, and effective simultaneously with the closing, the Company divested and spun out its Paragon Assets — the software-as-a-service real estate rental property management marketplace platform operated at www.paragonrentals.ai, including the domain name, logo, source code, code base, front end, back end, and administrative panel to Paragon Rentals, Inc., an entity controlled by Alexander M. Woods-Leo.

On August 3, 2026 Mr. Alexander M. Woods-Leo resigned from all positions held with the Company including President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director. Mr. Woods-Leo’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

Simultaneously, the following individual was elected:

Stephen Ken Adair as its President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Invech Holdings, Inc. for the three months ended June 30, 2026, and 2025, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company’s business, the markets for the Company’s products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements as is within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this report, the Company’s Annual Report on Form 10-K and other reports that the Company files with the Securities and Exchange Commission. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new clients; the continued success in servicing current clients; the effects of competition in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; and changes in government regulation. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ETAO Logistic Inc. cancelled all 110,000 shares of its Preferred A Stock on March 3, 2023, making Small Cap Compliance, LLC the sole holder of the Preferred A Stock.

In September 2023, the Company issued 1,000,000 to Small Cap Compliance, LLC for debt paid on behalf of the Company.

On November 22, 2024, 90,000,000 shares of restricted common stock were issued to Small Cap Compliance, LLC. The shares were issued to pay off any monies loaned to the Company until, and through, this date.

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

Our Present Business

Invech Holdings, Inc. is now a holding company specializing in SaaS software development, corporate filings, and building businesses around developed platforms. The Company is addressing significant inefficiencies within the current rental market through its acquired SaaS platform, www.paragonrentals.ai, which was acquired on March 3, 2026, for a $450,000 convertible promissory note. The purchase price was lowered to $225,000 effective June 1, 2026.

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

- accept fiat payments

Renters can:

- Create a property profile

- low industry fee of $5 + card processing fees + tax if any

- view properties

- contact sellers

- view renting history data

- request customer support

- pay by PayPal

- pay by credit processor

- pay by crypto processor

Results of Operations

Results of Operations for the Six Months Ended June 30, 2026, and 2025

Operating Expenses

General and administrative expenses for the six months ended June 30, 2026, were $190,459 compared to $38,880 for the six months ended June 30, 2025, an increase of $ 151,579. In the current period the Company issued shares of common stock for total non-cash expense of $52,632. This increase in expense was offset by a decrease in public company related fees of $20,210.

Interest expense for the six months ended June 30, 2026, was $864 compared to $ -0- for the six months ended June 30, 2025, an increase of $864. The increase in the current period is due to interest being accrued on the amounts owed to a related party.

Amortization expense for the three and six months ended June 30, 2026, was $11,416 and $11,416 and for the three and six months ended June 30, 2025, was $0.

Net Loss

For the six months ended June 30, 2026, the Company had a net loss of $(202,739) compared to the six months ended June 30, 2025, of $(38,880). The increase in the net loss is due mostly to increased legal fees accumulated during 2026.

Liquidity and Capital Resources

For six months ended June 30, 2026, we used net cash of $(10,589) in operating activities as compared to $(39,120) for the six months ended June 30, 2025.

Investing Activities

No investing activities occurred during the six months ended June 30, 2026, and 2025.

Financing Activities

During the six months ended June 30, 2026, the Company received of $48,439 from sales of common stock compared to $-0- received in the prior period. The net cash provided by Financing Activities was $10,635 and $39,120 for the six months ended June 30, 2026 and 2025 respectively.

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

Date: August 21, 2026	Invech Holdings, Inc.

	By:	/s/ Alexander M. Woods-Leo
	Name	Alexander M. Woods-Leo
	Title	Chief Executive Officer (through August 3, 2026)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2026	Invech Holdings, Inc.

	By:	/s/ Stephen Adair
	Name	Stephen Adair
	Title	Chief Executive Officer (from August 3, 2026)

